Form 10-Q
period 2014-06-30
Melrose Bancorp, Inc.
filed 2014-09-23
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-194475

Melrose Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-0967316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

638 Main Street, Melrose, Massachusetts	02176
(Address of Principal Executive Offices)	Zip Code

(781) 665-2500

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 12, 2014.

Melrose Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Melrose Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed in February 2014 to serve as the stock holding company for Melrose Cooperative Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2014, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
Cash and due from banks	$10,810	$11,957
Money market funds	582	876
Federal funds sold	4,090	4,162

Cash and cash equivalents	15,482	16,995
Investments in available-for-sale securities (at fair value)	39,779	39,694
Federal Home Loan Bank stock, at cost	437	409
Loans, net of allowance for loan losses of $520 as of June 30, 2014 (unaudited), and $510 as of December 31, 2013	130,694	131,995
Premises and equipment, net	1,228	1,247
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	4,917	4,847
Accrued interest receivable	392	408
Other assets	865	199

Total assets	$194,675	$196,675

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$11,584	$9,574
Interest-bearing	160,516	165,936

Total deposits	172,100	175,510
Deferred tax liability, net	660	332
Other liabilities	397	256

Total liabilities	173,157	176,098

Equity:
Retained earnings	20,365	20,004
Accumulated other comprehensive income	1,153	573

Total equity	21,518	20,577

Total liabilities and equity	$194,675	$196,675

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,144	$1,181	$2,291	$2,376
Interest and dividends on securities
Taxable	173	184	365	350
Other interest	5	7	8	12

Total interest and dividend income	1,322	1,372	2,664	2,738

Interest expense:
Interest on deposits	313	400	641	776

Total interest expense	313	400	641	776

Net interest and dividend income	1,009	972	2,023	1,962
Provision for loan losses	8	16	10	31

Net interest and dividend income after provision for loan losses	1,001	956	2,013	1,931

Noninterest income:
Fees and service charges	36	22	57	42
Gain on sales of loans	10	28	19	63
Income on bank-owned life insurance	20	19	43	39
Other income	2	19	9	26

Total noninterest income	68	88	128	170

Noninterest expense:
Salaries and employee benefits	448	465	994	979
Occupancy expense	70	76	143	146
Equipment expense	12	12	25	25
Data processing expense	79	67	153	136
Advertising expense	30	25	59	59
Printing and supplies	10	10	19	15
FDIC assessment	28	27	54	49
Audits and examinations	30	29	57	58
Other professional services	19	11	37	22
Other expense	42	37	71	73

Total noninterest expense	768	759	1,612	1,562

Income before income tax expense	301	285	529	539
Income tax expense	99	89	168	171

Net income	$202	$196	$361	$368

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$202	$196	$361	$368
Other comprehensive income (loss), net of tax:
Net change in unrealized holding gain on available-for-sale securities	288	(341)	580	(122)

Comprehensive income (loss)	$490	$(145)	$941	$246

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2014 and 2013

(In Thousands)

(Unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total
Balance, December 31, 2012	$19,275	$565	$19,840
Net income	368		368
Other comprehensive loss, net of tax		(122)	(122)

Balance, June 30, 2013	$19,643	$443	$20,086

Balance, December 31, 2013	$20,004	$573	$20,577
Net income	361		361
Other comprehensive income, net of tax		580	580

Balance, June 30, 2014	$20,365	$1,153	$21,518

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$361	$368
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net of accretion	2	11
Provision for loan losses	10	31
Change in net deferred loan costs/fees	11	4
Loans originated for sale	(1,519)	(2,812)
Proceeds from sales of loans	1,538	2,734
Gain on sales of loans	(19)	(63)
Gain on sale of other real estate owned	—	(12)
Depreciation and amortization	44	41
Decrease in accrued interest receivable	16	11
(Increase) decrease in other assets	(721)	217
Increase in accrued expenses and other liabilities	141	95
Decrease (increase) in income tax receivable	55	(44)
Deferred tax benefit	(10)	(25)
Income on bank-owned life insurance	(43)	(39)

Net cash (used in) provided by operating activities	(134)	517

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,169)	(9,097)
Proceeds from maturities and calls of available-for-sale securities	2,000	2,000
Purchase of Federal Home Loan Bank stock	(28)	(19)
Loan originations and principal collections, net	1,280	(3,892)
Recoveries on loans previously charged off	—	1
Capital expenditures	(25)	(40)
Proceeds from sale of other real estate owned	—	217
Premiums paid on bank-owned life insurance	(27)	(27)

Net cash provided by (used in) investing activities	2,031	(10,857)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	3,120	1,591
Net (decrease) increase in time deposits	(6,530)	8,853

Net cash (used in) provided by financing activities	(3,410)	10,444

Net (decrease) increase in cash and cash equivalents	(1,513)	104
Cash and cash equivalents at beginning of period	16,995	23,052

Cash and cash equivalents at end of period	$15,482	$23,156

Supplemental disclosures:
Interest paid	$643	$769
Income taxes paid	123	240

The accompanying notes are an integral part of these consolidated financial statements.

Melrose Cooperative Bank and Subsidiary

Form 10-Q

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS

Melrose Cooperative Bank (the “Bank”) is a state chartered co-operative bank which was incorporated in 1890 and is headquartered in Melrose, Massachusetts. The Bank operates its business from one banking office located in Melrose, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in residential real estate loans, and in consumer and small business loans.

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2014 and for the interim periods ended June 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

The accounting and reporting policies of the Bank and its subsidiary conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and the valuation of deferred tax assets.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, MCBSC, Inc., which is used to hold investment securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of June 30, 2014 (unaudited), the Bank has total cash and cash equivalents in the following banks:

Eastern Bank	$8,033,000 which represents approximately 37.3% of total equity
State Street Bank	$2,994,000 which represents approximately 13.9% of total equity

As of December 31, 2013, the Bank has total cash and cash equivalents in the following banks:

Eastern Bank	$7,258,000 which represents approximately 35.3% of total equity
State Street Bank	$2,994,000 which represents approximately 14.6% of total equity

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Bank classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Bank has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

•	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of equity; they are merely disclosed in the notes to the consolidated financial statements.

•	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of equity until realized.

•	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

For any debt security with a fair value less than its amortized cost basis, the Bank will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Bank will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other-than-temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Bank’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of June 30, 2014 (unaudited) and December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS HELD-FOR-SALE:

Loans held-for-sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Bank is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectibility of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectibility of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Bank generally does not originate loans with a loan-to-value ratio greater than 80 percent and does not grant subprime loans. Loans with loan-to-value greater than 80% require private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this segment also include construction loans and home equity loans and lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Massachusetts. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Loans in this segment also include loans secured by multifamily dwellings. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction loans: Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Consumer loans: Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower. Loans in this segment include auto loans and other consumer loans.

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Bank periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated Component:

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

PREMISES AND EQUIPMENT:

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 15 to 40 years for buildings and 3 to 10 years for furniture and equipment.

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Other real estate owned includes properties acquired through foreclosure and properties classified as in-substance foreclosures in accordance with ASC 310-40, “Receivables - Troubled Debt Restructuring by Creditors.” These properties are carried at the lower of cost or estimated fair value less estimated costs to sell. Any writedown from cost to estimated fair value required at the time of foreclosure or classification as in-substance foreclosure is charged to the allowance for loan losses. Expenses incurred in connection with maintaining these assets, subsequent writedowns and gains or losses recognized upon sale are included in other expense.

In accordance with ASC 310-10-35, “Receivables - Overall - Subsequent Measurement,” the Bank classifies loans as in-substance repossessed or foreclosed if the Bank receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place.

BANK-OWNED LIFE INSURANCE:

The Bank has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

ADVERTISING:

The Bank directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bank’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Bank disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Bank in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities: Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans held-for-sale: Fair values of loans held-for-sale are based on commitments on hand from investors or prevailing market prices.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

Off-balance sheet instruments: The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portion of loans, fair value also considers the difference between current levels of interest rates and the committed rates.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The guidance should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of this guidance did not have a material impact on the Bank’s consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. The guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this guidance did not have an impact on the Bank’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Bank’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

1.	For reporting entities that meet the conditions for and that elect to use the proportional amortization method to account for investments in qualified affordable housing projects, all amendments in this ASU apply.

2.	For reporting entities that do not meet the conditions for or that do not elect the proportional amortization method, only the amendments in this ASU that are related to disclosures apply.

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Bank does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Bank does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In March, 2014, the FASB issued ASU No. 2014-07, “Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements.” Under the ASU, a private company lessee (the reporting entity) could elect, when certain conditions exist, not to apply the variable interest entity (VIE) guidance to a lessor entity under common control. The guidance in this ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application would be permitted. Entities that elect the alternative to not apply VIE guidance would use a full retrospective approach to apply it. The Bank does not expect that the adoption of this ASU will have an impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance is not expected to have a material impact on the Bank’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early application is permitted, but no earlier than an annual reporting period beginning after December 15, 2016, including interim periods within that reporting period. The Bank is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application for a public business entity is prohibited; however, all other entities may elect to apply the requirements for interim periods beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Bank’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Bank is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU applies to entities that meet the following criteria:

1.	they are required to consolidate a collateralized entity under the Variable Interest Entities guidance;

2.	they measure all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other FASB rules; and

3.	those changes in fair value are reflected in earnings.

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820. Fair Value Measurement, and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Bank anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government - Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1.	the loan has a government guarantee that is not separable from the loan before foreclosure;

2.	at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and

3.	at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Bank anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
		(In Thousands)
June 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$4,993	$9	$15	$4,987
Corporate bonds and notes	15,247	82	31	15,298
Preferred stock	3,000	—	153	2,847
Marketable equity securities	14,581	2,399	333	16,647

	$37,821	$2,490	$532	$39,779

December 31, 2013:
U.S. Government and federal agency obligations	$4,992	$9	$40	$4,961
Corporate bonds and notes	16,250	84	82	16,252
Preferred stock	3,000	—	523	2,477
Marketable equity securities	14,412	2,084	492	16,004

	$38,654	$2,177	$1,137	$39,694

The scheduled maturities of debt securities were as follows as of June 30, 2014 (unaudited):

Fair
Value
(In Thousands)
Due within one year	$3,265
Due after one year through five years	17,021
Due after ten years	1,848
Preferred stock, no stated maturity	998

$23,132

The scheduled maturities of debt secutities were as follows as of December31, 2013:

Fair
Value
(In Thousands)
Due within one year	$3,519
Due after one year through five years	17,694
Due after five years through ten years	927
Due after ten years	796
Preferred stock, no stated maturity	754

$23,690

The aggregate amortized cost basis and fair value of securities of issuers with a carrying value which exceeded 10% of equity were as follows as of June 30, 2014 (unaudited):

Issuer	Amortized Cost Basis	Fair Value
	(In Thousands)
Vanguard Total Stock Market Index Signal Fund	$1,508	$2,779
Vanguard 500 Index Signal Fund	1,344	2,457
Prudential Short-Term Corporate Bond Fund	3,133	3,070

The aggregate amortized cost basis and fair value of securities of issuers with a carrying value which exceeded 10% of equity were as follows as of December 31, 2013:

Issuer	Amortized Cost Basis	Fair Value
	(In Thousands)
Vanguard Total Stock Market Index Signal Fund	$1,485	$2,597
Vanguard 500 Index Signal Fund	1,322	2,294
Prudential Short-Term Corporate Bond Fund	3,105	3,036

During the six months ended June 30, 2014 and 2013 (unaudited), there were no sales of available-for-sale securities.

The Bank had no pledged securities as of June 30, 2014 (unaudited) and December 31, 2013.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2014 (unaudited):
U.S Government and federal agency obligations	$500	$2	$1,500	$13	$2,000	$15
Corporate bonds and notes	999	4	1,997	27	2,996	31
Preferred stock	—	—	3,000	153	3,000	153
Marketable equity securities	—	—	10,491	333	10,491	333

Total temporarily impaired securities	$1,499	$6	$16,988	$526	$18,487	$532

December 31, 2013:
U.S Government and federal agency obligations	$3,453	$40	$—	$—	$3,453	$40
Corporate bonds and notes	6,404	82	—	—	6,404	82
Preferred stock	2,477	523	—	—	2,477	523
Marketable equity securities	1,113	—	9,999	492	11,112	492

Total temporarily impaired securities	$13,447	$645	$9,999	$492	$23,446	$1,137

June 30, 2014 (unaudited)

The Bank conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Bank’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Bank also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Bank’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of June 30, 2014 (unaudited) to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $15,000 and consisted of three securities. Unrealized losses on corporate bonds and notes amounted to $27,000 and consisted of five securities. The unrealized losses on these debt securities were individually all less than 2.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Bank also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Bank’s investments in preferred stocks were purchased in the first quarter of 2013, and consist of three investments with unrealized losses amounting to $153,000, or 5.1% of amortized cost. These three investments consist of Kayne Anderson MLP, which has an unrealized loss of $2,000, or less than one percent of amortized cost, General Electric Capital Corporation, which has an unrealized loss of $33,000, or 3.3% of amortized cost, and Public Storage Inc., which has an unrealized loss of $118,000, or 11.8% of amortized cost. These losses were due to changes in interest rates. The Bank reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of seven mutual funds. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $114,000, or 1.8% of cost basis, with individual losses ranging from 0.6% to 2.2% of the mutual fund’s cost basis; and two mutual funds invest in GNMA securities with a total combined unrealized loss of $219,000, or approximately 5.1% of each mutual fund’s cost basis. These seven mutual funds have been in an unrealized loss position ranging from one to three years. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the six months ended June 30, 2014 (unaudited). The Bank considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

December 31, 2013

The Bank conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Bank’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Bank also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Bank’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of year end 2013 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $40,000 and consisted of six securities. Unrealized losses on corporate bonds and notes amounted to $82,000 and consisted of eleven securities. The unrealized losses on these debt securities were individually all less than 4% of amortized cost basis, were all for a period of less than twelve months, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Bank also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Bank’s investments in preferred stocks were purchased in the first quarter of 2013, and consist of three investments with unrealized losses amounting to $523,000, or 17.4% of amortized cost. These three investments consist of Kayne Anderson MLP, which has an unrealized loss of $73,000, or 7% of amortized cost, General Electric Capital Corporation, which has an unrealized loss of $204,000, or 20% of amortized cost, and Public Storage Inc., which has an unrealized loss of $246,000, or 25% of amortized cost. These losses were due to changes in interest rates. The Bank reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of eight mutual funds, including one with an unrealized loss of less than $1,000. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $152,000, or 2.4% of cost basis, with individual losses ranging from two to four percent of the mutual fund’s cost basis; and two mutual funds invest in GNMA securities with a total combined unrealized loss of $339,000, or approximately 8% of each mutual fund’s cost basis. These eight mutual funds have been in an unrealized loss position ranging from one to two years. The cause of the impairment in these mutual funds is due to changes in interest rates and the recent underperformance of most fixed income asset classes during 2013. The Bank considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

NOTE 4 - LOANS

Loans consisted of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Real estate loans:
One- to four- family residential	$115,919	$118,328
Home equity loans and lines of credit	10,878	10,037
Commercial	2,649	2,052
Construction	1,564	1,871
Consumer loans	119	121

	131,129	132,409
Allowance for loan losses	(520)	(510)
Deferred loan costs, net	85	96

Net loans	$130,694	$131,995

Certain directors and executive officers of the Bank and companies in which they have significant ownership interest were customers of the Bank during the six months ended June 30, 2014 (unaudited). Total loans to such persons and their companies amounted to $1,991,000 and $2,049,000, respectively, as of June 30, 2014 (unaudited) and December 31, 2013. During the six months ended June 30, 2014 (unaudited), $1,000 of advances were made and principal payments totaled $59,000.

The following tables set forth information on the allowance for loan losses at and for the six months ended June 30, 2014 and 2013 (unaudited):

	Real Estate:
	One- to four- family	Home Equity Loans			Consumer
	Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
			(In Thousands)
June 30, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(10)	3	6	(2)	—	13	10

Ending balance	$404	$58	$26	$12	$1	$19	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	404	58	26	12	1	19	520

Total allowance for loan losses ending balance	$404	$58	$26	$12	$1	$19	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	115,919	10,878	2,649	1,564	119	—	131,129

Total loans ending balance	$115,919	$10,878	$2,649	$1,564	$119	$—	$131,129

	Real Estate:
	One- to four- family	Home Equity Loans			Consumer
	Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
			(In Thousands)
June 30, 2013 (unaudited):
Allowance for loan losses:
Beginning balance	$392	$53	$19	$9	$1	$—	$474
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	1	—	1
Provision	13	2	5	2	—	9	31

Ending balance	$405	$55	$24	$11	$1	$9	$505

The following tables set forth information on the allowance for loan losses at and for the year ended December 31, 2013:

	Real Estate:
	One- to four- family	Home Equity Loans			Consumer
	Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
			(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$392	$53	$19	$9	$1	$—	$474
Charge-offs	—	(1)	—	—	(1)	—	(2)
Recoveries	—	—	—	—	1	—	1
Provision (benefit)	22	3	1	5	—	6	37

Ending balance	$414	$55	$20	$14	$1	$6	$510

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluatedfor impairment	414	55	20	14	1	6	510

Total allowance for loan losses ending balance	$414	$55	$20	$14	$1	$6	$510

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluatedfor impairment	118,328	10,037	2,052	1,871	121	—	132,409

Total loans ending balance	$118,328	$10,037	$2,052	$1,871	$121	$—	$132,409

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30–59 Days	60–89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
				(In Thousands)
June 30, 2014 (unaudited):
Real estate loans:
One- to four- family residential	$124	$131	$641	$896	$115,023	$115,919	$—	$641
Home equity loans and lines of credit	89	—	197	286	10,592	10,878	—	197
Commercial	—	—	—	—	2,649	2,649	—	—
Construction	—	—	—	—	1,564	1,564	—	—
Consumer loans	—	—	—	—	119	119	—	—

Total	$213	$131	$838	$1,182	$129,947	$131,129	$—	$838

December 31, 2013:
Real estate loans:
One- to four- family residential	$856	$528	$102	$1,486	$116,842	$118,328	$—	$336
Home equity loans and lines of credit	—	—	—	—	10,037	10,037	—	—
Commercial	—	—	—	—	2,052	2,052	—	—
Construction	—	—	—	—	1,871	1,871	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$856	$528	$102	$1,486	$130,923	$132,409	$—	$336

As of and during the six months ended June 30, 2014 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the six months ended June 30, 2014 and 2013 (unaudited) there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

Credit Quality Information

The Bank utilizes a seven grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Bank will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Bank formally reviews the ratings on all commercial real estate, construction and commercial loans.

As of June 30, 2014 (unaudited), one- to four- family residential real estate loans with balances totaling $318,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2013, one- to four- family residential real estate loans with balances totaling $324,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30,	December 31,
	2014	2013
	(In Thousands)
	(unaudited)
Land	$325	$325
Building and improvements	1,807	1,799
Furniture and equipment	495	489
Data processing equipment	216	205

	2,843	2,818
Accumulated depreciation	(1,615)	(1,571)

	$1,228	$1,247

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2014 (unaudited) and December 31, 2013 was $35,678,000 and $38,393,000, respectively.

For time deposits as of June 30, 2014 (unaudited), the scheduled maturities for each of the following years ended June 30 are as follows:

(In Thousands)
2015	$31,556
2016	17,960
2017	17,595
2018	3,786
2019	3,208

$74,105

For time deposits as of December 31, 2013, the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2014	$38,090
2015	15,965
2016	14,545
2017	7,179
2018	4,856

$80,635

Deposits from related parties held by the Bank as of June 30, 2014 (unaudited) and December 31, 2013 amounted to $4,641,000 and $3,883,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is permitted to borrow from the Federal Reserve Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank of Boston. In addition, the Bank has the ability to borrow from the Co-Operative Central Bank and the Federal Home Loan Bank of Boston.

NOTE 8 - INCOME TAXES

The components of income tax expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
	(unaudited)
Current:
Federal	$87	$85	$154	$165
State	16	17	24	31

	103	102	178	196

Deferred:
Federal	(3)	(10)	(8)	(19)
State	(1)	(3)	(2)	(6)

	(4)	(13)	(10)	(25)

Total income tax expense	$99	$89	$168	$171

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	% of	% of	% of	% of
	Income	Income	Income	Income
	(unaudited)
Federal income tax at statutory rate	34.0%	34.0%	34.0%	34.0%
State tax, net of federal tax benefit	3.3	3.0	2.8	3.0
Tax exempt income	(4.8)	(4.7)	(5.6)	(5.0)
Other	0.4	(1.1)	0.6	(0.2)

Effective tax rates	32.9%	31.2%	31.8%	31.8%

The Bank had gross deferred tax assets and gross deferred tax liabilities as follows:

	June 30,	December 31,
	2014	2013
	(In Thousands)
	(unaudited)
Deferred tax assets:
Allowance for loan losses	$208	$204
Interest on non-performing loans	3	1
Deferred compensation	70	68

Gross deferred tax assets	281	273

Deferred tax liabilities:
Accelerated depreciation	(136)	(138)
Net unrealized holding gain on available-for-sale securities	(805)	(467)

Gross deferred tax liabilities	(941)	(605)

Net deferred tax liability	$(660)	$(332)

It is the Bank’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2014 (unaudited) and December 31, 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Bank is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2010 through December 31, 2013.

NOTE 9 - BENEFIT PLANS

The Bank provided pension benefits for its employees through participation in the CBERA Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit plan. The Plan’s Employer Identification Number is 04-6035593 and the Plan Number is 334. The Plan operated as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Plan. The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Plan covers all salaried employees who are at least twenty-one years of age with at least one year of employment with the Bank. The plan is funded by contributions based on actuarial calculations. As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer.

Effective April 30, 2014, the Bank froze benefit accruals earned by participants and has no future obligations to fund the Plan.

The funded status (market value of plan assets divided by the funding target) was 86%, 88% and 97%, respectively, as of January 1, 2014, 2013 and 2012. During 2013, the Bank’s funding policy was to make contributions to the Plan in order to achieve a 100% funded status.

Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $9,778,000 and $8,473,000, respectively, for the Plan years ended December 31, 2012 and 2011. Although the Form 5500 has not been filed for the Plan year ended December 31, 2013, the actuary and management feel the Bank’s contributions to the Plan will not be more than 5% of the total contributions made to the Plan by participating institutions.

During the three months ended June 30, 2014 and 2013 (unaudited), the Bank contributed $0 and $26,000, respectively, to the Plan. During the six months ended June 30, 2014 and 2013 (unaudited), the Bank contributed $44,000 and $54,000, respectively, to the Plan.

In addition, the Bank also participated in a 401(k) savings plan through CBERA. Eligible employees were able to contribute up to 50% of their salary, subject to IRS limitations, which could have been matched up to 5% by the Bank on a dollar for dollar basis. The Bank’s expense under this 401(k) plan was $0 and $14,000 for the three months ended June 30, 2014 and 2013 (unaudited), respectively. The Bank’s expense under the 401(k) plan was $16,000 and $29,000 for the six months ended June 30, 2014 and 2013 (unaudited), respectively. This plan was transferred to Pentegra as of April 1, 2014.

Since April 1, 2014, the Bank participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 50% of their salary, subject to IRS limitations, which can be matched up to 5% by the Bank on a dollar for dollar basis. The Bank’s expense under this 401(k) plan was $17,000 for the three months ending June 30, 2014.

The Bank adopted Supplemental Executive Retirement Agreements for two executive officers. These agreements are designed to supplement the benefits available through the Bank’s retirement plan. The liability for the benefits amounted to $176,000 and $171,000 at June 30, 2014 (unaudited) and December 31, 2013, respectively, and is included in other liabilities. The expense recognized for these benefits was $0 and $14,000 for the three months ended June 30, 2014 and 2013 (unaudited), respectively. The expense recognized for these benefits was $5,000 and $29,000 for the six months ended June 30, 2014 and 2013 (unaudited), respectively. These agreements were frozen as of February 1, 2014. The related liability amounts will be paid to the executive officers in 2015.

NOTE 10 - FINANCIAL INSTRUMENTS

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2014	2013
	(In Thousands)
	(unaudited)
Commitments to originate loans	$4,762	$1,918
Unused lines of credit	11,595	11,758
Due to borrowers on unadvanced construction loans	1,054	886

	$17,411	$14,562

NOTE 11 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Bank groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 - Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for June 30, 2014 (unaudited) and December 31, 2013. The Bank did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013.

The Bank’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Bank’s investment in debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.

The Bank’s impaired loans, if any, are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	Level 1	Level 2	Level 3
	(In Thousands)
June 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$4,987	$—	$4,987	$—
Corporate bonds and notes	15,298	—	15,298	—
Preferred stock	2,847	2,847	—	—
Marketable equity securities	16,647	16,647	—	—

Totals	$39,779	$19,494	$20,285	$—

December 31, 2013:
U.S. Government and federal agency obligations	$4,961	$—	$4,961	$—
Corporate bonds and notes	16,252	—	16,252	—
Preferred stock	2,477	2,477	—	—
Marketable equity securities	16,004	16,004	—	—

Totals	$39,694	$18,481	$21,213	$—

Under certain circumstances the Bank makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At June 30, 2014 (unaudited) and December 31, 2013, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Bank’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2014 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
			(In Thousands)
Financial assets:
Cash and cash equivalents	$15,482	$15,482	$—	$—	$15,482
Available-for-sale securities	39,779	19,494	20,285	—	39,779
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	130,694	—	—	131,711	131,711
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	392	392	—	—	392

Financial liabilities:
Deposits	172,100	—	173,310	—	173,310

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
			(In Thousands)
Financial assets:
Cash and cash equivalents	$16,995	$16,995	$—	$—	$16,995
Available-for-sale securities	39,694	18,481	21,213	—	39,694
Federal Home Loan Bank stock	409	409	—	—	409
Loans, net	131,995	—	—	132,139	132,139
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	408	408	—	—	408

Financial liabilities:
Deposits	175,510	—	176,622	—	176,622

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss) included in equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(In Thousands)
		(unaudited)
Net unrealized holding gains (losses) on available-for-sale securities	$463	$(522)	$918	$(155)
Reclassification adjustment for realized gains in net income (1)	—	—	—	—

Other comprehensive income (loss) before income tax effect	463	(522)	918	(155)
Income tax (expense) benefit	(175)	181	(338)	33

Other comprehensive income (loss), net of tax	$288	$(341)	$580	$(122)

(1)	Reclassification adjustments are comprised of realized security gains and losses. The gains and losses have been reclassified out of accumulated other comprehensive income and have affected certain lines in the consolidated statements of income as follows; the pre-tax amount is included in net gain on sales of securities, the tax expense amount is included in income tax expense and the after tax amount is included in net income.

Accumulated other comprehensive income as of June 30, 2014 (unaudited) and as of December 31, 2013 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 13 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014 (unaudited) and December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2014 (unaudited) and December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
				(Dollar amounts in thousands)
June 30, 2014 (unaudited):
Total Capital (to Risk Weighted Assets)	$21,814	>	18.54%	$9,414	>	8.00%	$11,767	>	10.00%
Tier 1 Capital (to Risk Weighted Assets)	20,365	>	17.31	4,704	>	4.00	7,060	>	6.00
Tier 1 Capital (to Average Assets)	20,365	>	10.60	7,688	>	4.00	9,611	>	5.00

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	21,229	>	17.95	9,464	>	8.00	11,830	>	10.00
Tier 1 Capital (to Risk Weighted Assets)	20,004	>	16.91	4,732	>	4.00	7,098	>	6.00
Tier 1 Capital (to Average Assets)	20,004	>	10.09	7,933	>	4.00	9,916	>	5.00

NOTE 14 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 15- PLAN OF CONVERSION

On February 27, 2014, the Board of Directors of the Bank adopted a Plan of Conversion under which the Bank would convert from a Massachusetts mutual co-operative bank into a Massachusetts stock co-operative bank and become the wholly owned subsidiary of a newly chartered stock holding company, Melrose Bancorp, Inc. (the “Holding Company”). The Plan of Conversion is subject to the approval of various regulatory agencies. The Plan of Conversion was approved by required vote of two-thirds of the Bank’s depositors present and voting at a special meeting of depositors held on August 8, 2014. The Plan of Conversion also includes the filing of a registration statement with the U.S. Securities and Exchange Commission. If such approvals and non-objections are obtained, the Holding Company will issue and sell shares of its common stock in a subscription offering to eligible depositors of the Bank, tax-qualified employee benefit plans established by the Bank or Holding Company, and other eligible subscribers, and, if necessary, in a community offering to the public.

The cost of conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At June 30, 2014 (unaudited) and December 31, 2013, the Bank had incurred approximately $743,000 and $10,000, respectively, in conversion costs, which are included in prepaid expenses and other assets on the respective consolidated balance sheets.

The Bank shall, at the time of the conversion, establish a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the conversion. The function of the Liquidation Account is to establish a priority on liquidation. The Liquidation Account will be maintained by the Bank for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the Regulations of the Division of Banks of the Commonwealth of Massachusetts.

In the unlikely event of a complete liquidation of the Bank (and only in such event), following all liquidation payments to creditors (including those to depositors to the extent of their deposit accounts) each eligible account holder shall be entitled to receive a liquidating distribution from the Liquidation Account, in the amount of the then-adjusted subaccount balances for his or her deposit accounts then held, before any liquidating distribution may be made to any holder of the Bank’s capital stock.

The Bank may not declare or pay a cash dividend on its outstanding capital stock if the effect thereof would cause its regulatory capital to be reduced below the amount required to maintain the Liquidation Account and under FDIC rules and regulations.

As part of the Plan of Conversion, the Bank intends to establish a charitable foundation (the “Foundation”). The Foundation will be funded with $300,000 in cash and a number of shares of Holding Company common stock that together will total 5% of the gross proceeds of the offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	our success in growing our commercial real estate loan portfolio;

•	increased competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or increase our funding costs;

•	changes in laws or government regulations or policies that adversely affect financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to manage operations in the current economic conditions;

•	our ability to capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in the level of government support for housing finance;

•	significant increases in delinquencies and our loan losses; and

•	changes in our financial condition or results of operations that reduce capital.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Melrose Bancorp, Inc.’s Prospectus dated August 12, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 19, 2014.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets decreased $2.0 million, or 1.0%, to $194.7 million at June 30, 2014 from $196.7 million at December 31, 2013. The decrease was primarily the result of decreases in cash and cash equivalents and net loans, offset in part by an increase in other assets.

Net loans decreased $1.3 million, or 1.0%, to $130.7 million at June 30, 2014 from $132.0 million at December 31, 2013. The decrease was primarily due to the payoff of one significant construction loan.

Cash and cash equivalents decreased $1.5 million, or 8.9%, to $15.5 million at June 30, 2014 from $17.0 million at December 31, 2013. The decrease was due primarily to maturities of a one-year certificate of deposit promotion that we offered to our customers in February 2013, which led to reduced correspondent bank balances as we funded these withdrawals.

Securities available-for-sale increased slightly to $39.8 million at June 30, 2014 from $39.7 million at December 31, 2013.

At June 30, 2014 our investment in bank-owned life insurance was $4.9 million, an increase of $70,000, from $4.8 million at December 2013. We invest in bank-owned life insurance to provide us with a funding offset for certain benefit obligations. Bank-owned life insurance also generally provides us with non-taxable noninterest income.

Other assets increased $666,000, or 334.7%, to $865,000 at June 30, 2014 from $199,000 at December 31, 2013. The increase was due primarily to costs related to the mutual to stock conversion and related stock offering which are included in other assets as deferred offering costs.

Total deposits decreased $3.4 million, or 1.9%, to $172.1 million at June 30, 2014 from $175.5 million at December 31, 2013. The decrease was due primarily to maturities of a one-year certificate of deposit promotion that was offered to our customers in February 2013.

We had no borrowings outstanding at June 30, 2014 or at December 31, 2013. At June 30, 2014, we had the ability to borrow approximately $84.8 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally, at June 30, 2014 we had the ability to borrow up to $5.0 million on a federal funds line of credit with the Co-Operative Central Bank.

Total equity increased $941,000, or 4.6%, to $21.5 million at June 30, 2014 from $20.6 million at December 31, 2013 resulting primarily from an increase of $580,000 in the unrealized gain on securities net of tax, and net income of $361,000 for the six months ended June 30, 2014.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. Net income increased $6,000, or 3.1%, to $202,000 for the three months ended June 30, 2014 from $196,000 for the three months ended June 30, 2013. The increase in net income resulted primarily from a decrease of $87,000 in interest expense quarter to quarter, offset in part by a decrease of $50,000 in interest and dividend income, a decrease of $20,000 in noninterest income and an increase of $9,000 in noninterest expense.

Interest and Dividend Income. Interest and dividend income decreased $50,000, or 3.6%, to $1.3 million for the three months ended June 30, 2014 from $1.4 million for the three months ended June 30, 2013 due to a decrease of $37,000 in interest and fees on loans which decreased to $1.1 million for the three months ended June 30, 2014 from $1.2 million for the three month period ended June 30, 2013. The decrease of interest and fees on loans was primarily due to the payoff of one significant construction loan and a decrease in the average yield earned on loans to 3.49% for the 2014 quarter from 3.64% during the 2013 quarter.

Interest and dividends on securities decreased $11,000, or 6.0%, to $173,000 for the quarter ended June 30, 2014 from $184,000 for the quarter ended June 30, 2013 resulting from a decrease of 44 basis points in the average yield on securities to 1.73% for the 2014 period from 2.17% for the 2013 period reflecting lower market interest rates.

Other interest income decreased $2,000 for the three months ended June 30, 2014 due to a $15,000 decrease in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $87,000, or 21.8% to $313,000 for the three months ended June 30, 2014 from $400,000 for the three month period ended June 30, 2013. The decrease was due to a decrease of $6.0 million, or 3.6%, in average interest-bearing deposits to $159.6 million for the three months ended June 30, 2014 from $165.6 million for the three months ended June 30, 2013 and a decrease of 19 basis points to 0.78% for the 2014 quarter from 0.97% for the 2013 quarter in the average rate paid on these deposits. The decrease in average interest-bearing deposits resulted primarily from a decrease of $10.4 million, or 12.3%, in the average balance of certificates of deposit to $73.8 million for the three months ended June 30, 2014 from $84.2 million for the three months ended June 30, 2013. The decrease in our average balance of certificates of deposit accounts was partially offset by an increase of $2.8 million, or 9.5%, in the average balance of savings accounts, which increased to $32.2 million for the 2014 quarter from $29.4 million for the 2013 quarter.

Net Interest and Dividend Income. Net interest and dividend income increased $37,000, or 3.8%, to $1.0 million for the three months ended June 30, 2014 from $972,000 for the three months ended June 30, 2013 as our net interest rate spread increased 20 basis points to 2.13% for the 2014 period from 1.93% for the 2013 period. Our net interest margin also increased 17 basis points to 2.22% for the three months ended June 30, 2014 from 2.05% for the three months ended June 30, 2013.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2014 and 2013 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	FOR THE THREE MONTHS ENDED			FOR THE THREE MONTHS ENDED
	June 30, 2014			June 30, 2013
		INTEREST			INTEREST
	AVERAGE	EARNED/	YIELD/	AVERAGE	EARNED/	YIELD/
	BALANCE	PAID	RATE	BALANCE	PAID	RATE
			(Dollars in Thousands)
Interest-earning assets:
Loans	$131,150	$1,144	3.49%	$129,665	$1,181	3.64%
Securities	39,930	173	1.73%	33,975	184	2.17%
Other interest-earning deposits (1)	10,520	5	0.19%	25,575	7	0.11%

Total interest-earning assets	181,600	1,322	2.91%	189,215	1,372	2.90%

Non-interest earning assets	11,262			7,625

Total assets	$192,862			$196,840

Interest-bearing liabilities:
Savings accounts	$32,227	17	0.21%	$29,481	26	0.35%
Certificates of deposit	73,800	255	1.38%	84,231	324	1.54%
Money market accounts	41,864	39	0.37%	41,087	48	0.47%
NOW accounts	11,679	2	0.07%	10,778	2	0.07%

Total interest-bearing deposits	159,570	313	0.78%	165,577	400	0.97%
Borrowings	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	159,570	313	0.78%	165,577	400	0.97%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,155			10,222
Other noninterest-bearing liabilities	925			751

Total liabilities	171,650			176,550
Total equity	21,212			20,290

Total liabilities and equity	$192,862			$196,840

Net interest income		$1,009			$972

Net Interest rate spread			2.13%			1.93%
Net interest-earning assets	$22,030			$23,638

Net interest margin			2.22%			2.05%
Average interest-earning assets to interest-bearing liabilities	113.81%			114.28%

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit

Provision for loan losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $8,000 for the three months ended June 30, 2014, a decrease of $8,000, or 50%, from the provision of $16,000 for the three month ended June 30, 2013. The decrease in the provision resulted from changes in the composition of the loan portfolio.

The provision for loan losses for the three months ended June 30, 2014 reflected no charge-offs or recoveries. Net charge-offs of $1,000 were recorded in the three months ended June 30, 2013. The allowance for loan losses was $520,000, or 0.40% of total loans at June 30, 2014, compared to $505,000, or 0.39% of total loans, at June 30, 2013. Total nonperforming loans were $838,000 at June 30, 2014 compared to $749,000 at June 30, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 62.05% at June 30, 2014 compared to 67.42% at June 30, 2013.

Noninterest income. Noninterest income decreased $20,000, or 22.7%, to $68,000 for the three months ended June 30, 2014 from $88,000 for the three months ended June 30, 2013 primarily due to a decrease of $18,000 in gain on sale of loans and a decrease of $17,000 in other income. The decrease in gain on sale of loans resulted from a decrease in the number of loans sold. There were three loans sold during the three months ended June 30, 2014 compared to six during the three months ended June 30, 2013. The decrease in other income was primarily due to a decrease of $12,000 for income on sale of other real estate owned (OREO) as there was no OREO for 2014 and a decrease of $6,000 in rental income on property that the Bank no longer has available for rent as it will be used for banking purposes.

Noninterest Expense. Noninterest expense increased $9,000, or 1.2%, to $768,000 for the three months ended June 30, 2014 from $759,000 for the three months ended June 30, 2013 primarily as a result of a $12,000 increase in data processing expense, and an increase in other professional fees of $8,000, offset partly by a decrease in salaries and employee benefits of $17,000.

Income Tax Expense. Income tax expense increased $10,000, or 11.2%, to $99,000 for the three months ended June 30, 2014 from $89,000 for the three months ended June 30, 2013. The increase in the income tax expense was principally due to a higher level of pre-tax income. The effective tax rates were 32.9% and 31.2% for the three months ended June 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. Net income decreased $7,000, or 1.9%, to $361,000 for the six months ended June 30, 2014 from $368,000 for the six months ended June 30, 2013. The decrease resulted primarily from a decrease in interest and dividend income of $74,000, a decrease in gain on sale of loans of $44,000, and an increase in noninterest expense of $50,000, offset in part by a decrease of $135,000 in interest expense and a decrease of $21,000 in provision for loan losses.

Interest and Dividend Income. Interest and dividend income decreased $74,000, or 2.7%, to $2.6 million for the six months ended June 30, 2014 from $2.7 million for the six month period ended June 30, 2013 due to a decrease of $85,000 in interest and fees on loans which decreased to $2.3 million for the 2014 period from $2.4 million for the 2013 period, partially offset by an increase in interest and dividends on securities period to period. The decrease of interest and fees on loans was due primarily to the payoff of one significant construction loan and a decrease in the average yield earned on loans to 3.49% for the six months ended June 30, 2014 from 3.70% for the six months ended June 30, 2013.

Interest and dividends on securities increased $15,000, or 4.3%, to $365,000 for the six months ended June 30, 2014 from $350,000 for the six months ended June 30, 2013, resulting from an increase in the average balance of securities to $39.8 million for the 2014 period from $31.7 million for the 2013 period, offset partially by a decrease of 37 basis points in the average yield earned on securities to 1.84% for the six months ended June 30, 2014 from 2.21% for the six months ended June 30, 2013.

Other interest income decreased $4,000 for the six month period ended June 30, 2014 due to a $7,000 decrease in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $135,000, or 17.4%, to $641,000 for the six months ended June 30, 2014 from $776,000 for the six month period ended June 30, 2013. The decrease was due primarily to a decrease of 17 basis points in the average rate paid on deposits to 0.80% for the 2014 period from 0.97% for the 2013 period.

Net Interest and Dividend Income. Net interest and dividend income increased $61,000, or 3.1%, to $2.0 million for the six months ended June 30, 2014, from $1.9 million for the six months ended June 30, 2013 as our net interest rate spread increased three basis points to 2.10% for the 2014 period from 2.07% for 2013 period. Our net interest margin also increased three basis points to 2.20% for the six months ended June 30, 2014 from 2.17% for the six months ended June 30, 2013.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2014 and 2013 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	FOR THE SIX MONTHS ENDED			FOR THE SIX MONTHS ENDED
	June 30, 2014			June 30, 2013
		INTEREST			INTEREST
	AVERAGE	EARNED/	YIELD/	AVERAGE	EARNED/	YIELD/
	BALANCE	PAID	RATE	BALANCE	PAID	RATE
	(Dollars in thousands)
Interest-earning assets:
Loans	$131,236	$2,291	3.49%	$128,593	$2,376	3.70%
Securities	39,777	365	1.84%	31,737	350	2.21%
Other interest-earning deposits (1)	13,103	8	0.12%	20,036	12	0.12%

Total interest-earning assets	184,116	2,664	2.89%	180,366	2,738	3.04%

Non-interest earning assets	10,035			12,179

Total assets	$194,151			$192,545

Interest-bearing liabilities:
Savings accounts	$32,458	34	0.21%	$28,777	55	0.38%
Certificates of deposit	75,954	525	1.38%	81,198	622	1.53%
Money market accounts	41,813	77	0.37%	41,116	95	0.46%
NOW accounts	10,927	5	0.09%	10,489	4	0.08%

Total interest-bearing deposits	161,152	641	0.80%	161,580	776	0.97%
Borrowings	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	161,152	641	0.80%	161,580	776	0.97%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	11,227			10,133
Other noninterest-bearing liabilities	790			705

Total liabilities	173,169			172,418
Total equity	20,982			20,127

Total liabilities and equity	$194,151			$192,545

Net interest income		$2,023			$1,962

Net interest rate spread			2.10%			2.07%
Net interest-earning assets	$22,964			$18,786

Net interest margin			2.20%			2.17%
Average interest-earning assets to interest-bearing liabilities	114.25%			111.63%

(1)	Includes Federal home loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit

Provision for loan losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $10,000 for the six months ended June 30, 2014, a decrease of $21,000, or 67.7%, from the provision of $31,000 for the six months ended June 30, 2013. The decrease in the provision resulted from changes in the composition of the loan portfolio.

Charge-offs and recoveries were less than $1,000 during each of the six month periods ended June 30, 2014 and 2013. The allowance for loan losses was $520,000, or 0.40% of total loans, at June 30, 2014 compared to $505,000, or 0.39% of total loans, at June 30, 2013. Total nonperforming loans were $838,000 at June 30, 2014 compared to $749,000 at June 30, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 62.05% at June 30, 2014 compared to 67.42% at June 30, 2013.

Noninterest Income. Noninterest income decreased $42,000, or 24.7%, to $128,000 for the six months ended June 30, 2014 from $170,000 for the six months ended June 30, 2013 primarily due to a decrease of $44,000 in gain on sale of loans as the number of loans sold decreased to six during the 2014 period from 14 for the 2013 period.

Noninterest Expense. Noninterest expense increased $50,000, or 3.2%, to $1.6 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013. Noninterest expense increased primarily due to increases in data processing expense, salaries and employee benefits and professional fees. Data processing expense increased $17,000, or 12.5%, while salaries and employee benefits increased $15,000, or 1.5%, and other professional fees increased $15,000, or 68.2%.

Income Tax Expense. Income tax expense decreased $3,000, or 1.8%, to $168,000 for the six months ended June 30, 2014 from $171,000 for the six months ended June 30, 2013. The decrease in the income tax expense was principally due to a lower level of pre-tax income in the 2014 period. The effective tax rate was 31.8% for each of the six months ended June 30, 2014 and 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: September 23, 2014	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: September 23, 2014	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer