Form 10-Q/A
period 2014-06-30
Melrose Bancorp, Inc.
filed 2014-10-09
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of October 9, 2014.

EXPLANATORY NOTE

Melrose Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, which was originally filed on September 23, 2014 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

This Amendment No.1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended June 30, 2014.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: October 9, 2014	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: October 9, 2014	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer