Form 10-Q
period 2014-09-30
Melrose Bancorp, Inc.
filed 2014-11-13
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-36702

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of November 10, 2014, 2,829,579 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Melrose Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed in February 2014 to serve as the stock holding company for Melrose Cooperative Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. The conversion was consummated on October 21, 2014. As of September 30, 2014, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Cash and due from banks	$24,506	$11,957
Money market funds	1,178	876
Federal funds sold	6,309	4,162

Cash and cash equivalents	31,993	16,995
Investments in available-for-sale securities (at fair value)	39,283	39,694
Federal Home Loan Bank stock, at cost	437	409
Loans, net of allowance for loan losses of $520 as of September 30, 2014 (unaudited), and $510 as of December 31, 2013	132,284	131,995
Premises and equipment, net	1,276	1,247
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	4,952	4,847
Accrued interest receivable	380	408
Other assets	1,212	199

Total assets	$212,698	$196,675

LIABILITIES AND EQUITY
Deposits:
Noninterest-bearing	$11,225	$9,574
Interest-bearing	178,740	165,936

Total deposits	189,965	175,510
Deferred tax liability, net	634	332
Other liabilities	471	256

Total liabilities	191,070	176,098

Equity:
Retained earnings	20,525	20,004
Accumulated other comprehensive income	1,103	573

Total equity	21,628	20,577

Total liabilities and equity	$212,698	$196,675

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,153	$1,166	$3,444	$3,542
Interest and dividends on securities
Taxable	173	194	538	544
Other interest	4	7	12	19

Total interest and dividend income	1,330	1,367	3,994	4,105

Interest expense:
Interest on deposits	317	396	958	1,172

Total interest expense	317	396	958	1,172

Net interest and dividend income	1,013	971	3,036	2,933
Provision for loan losses	—	5	10	36

Net interest and dividend income after provision for loan losses	1,013	966	3,026	2,897

Noninterest income:
Fees and service charges	30	26	87	68
Gain on sales of loans	—	25	19	88
Income on bank-owned life insurance	22	19	65	58
Other income	2	4	11	30

Total noninterest income	54	74	182	244

Noninterest expense:
Salaries and employee benefits	522	529	1,516	1,508
Occupancy expense	69	73	212	219
Equipment expense	19	12	44	37
Data processing expense	70	94	223	230
Advertising expense	30	28	89	87
Printing and supplies	5	7	24	22
FDIC assessment	30	27	84	76
Audits and examinations	42	27	99	85
Other professional services	16	16	53	38
Other expense	35	28	106	101

Total noninterest expense	838	841	2,450	2,403

Income before income tax expense	229	199	758	738
Income tax expense	69	63	237	234

Net income	$160	$136	$521	$504

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$160	$136	$521	$504
Other comprehensive (loss) income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	(50)	12	530	(109)

Comprehensive income	$110	$148	$1,051	$395

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2014 and 2013

(In Thousands)

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$19,275	$565	$19,840
Net income	504		504
Other comprehensive loss net of tax		(109)	(109)

Balance, September 30, 2013	$19,779	$456	$20,235

Balance, December 31, 2013	$20,004	$573	$20,577
Net income	521		521
Other comprehensive income, net of tax		530	530

Balance, September 30, 2014	$20,525	$1,103	$21,628

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE COOPERATIVE BANK AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$521	$504
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net of accretion	3	12
Provision for loan losses	10	36
Change in net deferred loan costs/fees	19	5
Loans originated for sale	(1,519)	(3,670)
Proceeds from sales of loans	1,538	3,977
Gain on sales of loans	(19)	(88)
Gain on sale of other real estate owned	—	(12)
Depreciation and amortization	74	62
Decrease in accrued interest receivable	28	28
(Increase) decrease in other assets	(949)	222
Increase in accrued expenses and other liabilities	215	376
Increase in income tax receivable	(64)	(101)
Deferred tax benefit	(10)	(23)
Income on bank-owned life insurance	(65)	(58)

Net cash (used in) provided by operating activities	(218)	1,270

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,250)	(9,695)
Proceeds from maturities and calls of available-for-sale securities	2,500	2,000
Purchase of Federal Home Loan Bank stock	(28)	(19)
Loan originations and principal collections, net	(318)	(5,646)
Recoveries on loans previously charged off	—	1
Capital expenditures	(103)	(48)
Proceeds from sale of other real estate owned	—	217
Premiums paid on bank-owned life insurance	(40)	(41)

Net cash provided by (used in) investing activities	761	(13,231)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	22,123	2,128
Net (decrease) increase in time deposits	(7,668)	9,324

Net cash provided by financing activities	14,455	11,452

Net increase (decrease) in cash and cash equivalents	14,998	(509)
Cash and cash equivalents at beginning of period	16,995	23,052

Cash and cash equivalents at end of period	$31,993	$22,543

Supplemental disclosures:
Interest paid	$960	$1,172
Income taxes paid	311	360

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

NOTE 2 - ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2014 and for the interim periods ended September 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and deferred income taxes.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, MCBSC, Inc., which is used to hold investment securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of September 30, 2014 (unaudited), the Bank has total cash and cash equivalents in the following banks:

Eastern Bank	$10,161,000 which represents approximately 47.0% of total equity
State Street Bank	$2,993,000 which represents approximately 13.8% of total equity

As of December 31, 2013, the Bank has total cash and cash equivalents in the following banks:

Eastern Bank	$7,258,000 which represents approximately 35.3% of total equity
State Street Bank	$2,994,000 which represents approximately 14.6% of total equity

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Bank’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of September 30, 2014 (unaudited) and December 31, 2013, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Bank’s policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$4,494	$4	$22	$4,476
Corporate bonds and notes	15,246	66	40	15,272
Preferred stock	3,000	—	156	2,844
Marketable equity securities	14,661	2,404	374	16,691

	$37,401	$2,474	$592	$39,283

December 31, 2013:
U.S. Government and federal agency obligations	$4,992	$9	$40	$4,961
Corporate bonds and notes	16,250	84	82	16,252
Preferred stock	3,000	—	523	2,477
Marketable equity securities	14,412	2,084	492	16,004

	$38,654	$2,177	$1,137	$39,694

The scheduled maturities of debt securities were as follows as of the dates indicated:

September 30, 2014 (unaudited)

Fair Value
(In Thousands)
Due within one year	$5,283
Due after one year through five years	14,465
Due after five years through ten years	997
Due after ten years	956
Preferred stock, no stated maturity	891

$22,592

December 31, 2013

Fair Value
(In Thousands)
Due within one year	$3,519
Due after one year through five years	17,694
Due after five years through ten years	927
Due after ten years	796
Preferred stock, no stated maturity	754

$23,690

The aggregate amortized cost basis and fair value of securities of issuers with a carrying value which exceeded 10% of equity were as follows as of September 30, 2014 (unaudited):

Issuer	Amortized Cost Basis	Fair Value
	(In Thousands)
Vanguard Total Stock Market Index Signal Fund	$1,520	$2,778
Vanguard 500 Index Signal Fund	1,356	2,484
Prudential Short-Term Corporate Bond Fund	3,168	3,070

The aggregate amortized cost basis and fair value of securities of issuers with a carrying value which exceeded 10% of equity were as follows as of December 31, 2013:

Issuer	Amortized Cost Basis	Fair Value
	(In Thousands)
Vanguard Total Stock Market Index Signal Fund	$1,485	$2,597
Vanguard 500 Index Signal Fund	1,322	2,294
Prudential Short-Term Corporate Bond Fund	3,105	3,036

During the nine months ended September 30, 2014 and 2013 (unaudited), there were no sales of available-for-sale securities.

The Bank had no pledged securities as of September 30, 2014 (unaudited) and December 31, 2013.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2014 (unaudited):
U.S Government and federal agency obligations	$1,493	$7	$1,485	$15	$2,978	$22
Corporate bonds and notes	1,987	6	1,963	34	3,950	40
Preferred stock	—	—	2,844	156	2,844	156
Marketable equity securities	—	—	10,283	374	10,283	374

Total temporarily impaired securities	$3,480	$13	$16,575	$579	$20,055	$592

December 31, 2013:
U.S Government and federal agency obligations	$3,453	$40	$—	$—	$3,453	$40
Corporate bonds and notes	6,404	82	—	—	6,404	82
Preferred stock	2,477	523	—	—	2,477	523
Marketable equity securities	1,113	—	9,999	492	11,112	492

Total temporarily impaired securities	$13,447	$645	$9,999	$492	$23,446	$1,137

September 30, 2014 (unaudited)

The Bank conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Bank’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Bank also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Bank’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of September 30, 2014 (unaudited) to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $22,000 and consisted of five securities. Unrealized losses on corporate bonds and notes amounted to $40,000 and consisted of seven securities. The unrealized losses on these debt securities were individually all less than 2.5% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Bank also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Bank’s investments in preferred stocks were purchased in the first quarter of 2013, and consist of three investments with unrealized losses amounting to $155,000, or 5.2% of amortized cost. These three investments consist of Kayne Anderson MLP, which has an unrealized loss of $3,000, or less than one percent of amortized cost, General Electric Capital Corporation, which has an unrealized loss of $44,000, or 4.4% of amortized cost, and Public Storage Inc., which has an unrealized loss of $108,000, or 10.8% of amortized cost. These losses were due to changes in interest rates. The Bank reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of seven mutual funds. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $148,000, or 2.3% of cost basis, with individual losses ranging from 0.4% to 2.9% of the mutual fund’s cost basis; and two mutual funds invest in GNMA securities with a total combined unrealized loss of $226,000, or approximately 5.3% of each mutual fund’s cost basis. These seven mutual funds have been in an unrealized loss position ranging from one to three years. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the nine months ended September 30, 2014 (unaudited). The Bank considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

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

NOTE 4 - LOANS

Loans consisted of the following at:

	September 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Real estate loans:
One- to four- family residential	$116,421	$118,328
Home equity loans and lines of credit	11,385	10,037
Commercial	2,499	2,052
Construction	2,315	1,871
Consumer loans	107	121

	132,727	132,409
Allowance for loan losses	(520)	(510)
Deferred loan costs, net	77	96

Net loans	$132,284	$131,995

The following tables set forth information on the allowance for loan losses at and for the nine months ended September 30, 2014 and 2013 (unaudited):

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
September 30, 2014 (unaudited):
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(6)	6	5	3	—	2	10

Ending balance	$408	$61	$25	$17	$1	$8	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	408	61	25	17	1	8	520

Total allowance for loan losses ending balance	$408	$61	$25	$17	$1	$8	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	116,421	11,385	2,499	2,315	107	—	132,727

Total loans ending balance	$116,421	$11,385	$2,499	$2,315	$107	$—	$132,727

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
September 30, 2013 (unaudited):
Allowance for loan losses:
Beginning balance	$392	$53	$19	$9	$1	$—	$474
Charge-offs	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	1	—	1
Provision	21	(2)	2	5	—	10	36

Ending balance	$413	$51	$21	$14	$1	$10	$510

The following tables set forth information on the allowance for loan losses at and for the year ended December 31, 2013:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$392	$53	$19	$9	$1	$—	$474
Charge-offs	—	(1)	—	—	(1)	—	(2)
Recoveries	—	—	—	—	1	—	1
Provision (benefit)	22	3	1	5	—	6	37

Ending balance	$414	$55	$20	$14	$1	$6	$510

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	55	20	14	1	6	510

Total allowance for loan losses ending balance	$414	$55	$20	$14	$1	$6	$510

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,328	10,037	2,052	1,871	121	—	132,409

Total loans ending balance	$118,328	$10,037	$2,052	$1,871	$121	$—	$132,409

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30–59 Days	60–89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
September 30, 2014 (unaudited):
Real estate loans:
One- to four- family residential	$292	$452	$211	$955	$115,466	$116,421	$—	$556
Home equity loans and lines of credit	74	4	287	365	11,020	11,385	—	287
Commercial	—	—	—	—	2,499	2,499	—	—
Construction	—	—	—	—	2,315	2,315	—	—
Consumer loans	—	—	—	—	107	107	—	—

Total	$366	$456	$498	$1,320	$131,407	$132,727	$—	$843

December 31, 2013:
Real estate loans:
One- to four- family residential	$856	$528	$102	$1,486	$116,842	$118,328	$—	$336
Home equity loans and lines of credit	—	—	—	—	10,037	10,037	—	—
Commercial	—	—	—	—	2,052	2,052	—	—
Construction	—	—	—	—	1,871	1,871	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$856	$528	$102	$1,486	$130,923	$132,409	$—	$336

As of and during the nine months ended September 30, 2014 and 2013 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the nine months ended September 30, 2014 and 2013 (unaudited) there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

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

As of September 30, 2014 (unaudited), one- to four- family residential real estate loans with balances totaling $318,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2013, one- to four- family residential real estate loans with balances totaling $324,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - BENEFIT PLANS

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

Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $9,778,000 and $8,473,000, respectively, for the Plan years ended December 31, 2012 and 2011. Total contributions made to the plan by participating institutions for the Plan year ended December 31, 2013, was $9,727,000.

During the three months ended September 30, 2014 and 2013 (unaudited), the Bank contributed $0 and $44,000, respectively, to the Plan. During the nine months ended September 30, 2014 and 2013 (unaudited), the Bank contributed $44,000 and $97,000 respectively, to the Plan.

Since April 1, 2014, the Bank participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 50% of their salary, subject to IRS limitations, which can be matched up to 5% by the Bank on a dollar for dollar basis. The Bank’s expense under this 401(k) plan was $15,000 for the three months ended September 30, 2014 (unaudited) and $32,000 for the nine months ended September 30, 2014 (unaudited).

In addition, the Bank also participated in a 401(k) savings plan through CBERA. Eligible employees were able to contribute up to 50% of their salary, subject to IRS limitations, which matched by up to 5% by the Bank on a dollar for dollar basis. The Bank’s expense under this 401(k) plan was $0 and $16,000 for the three months ended September 30, 2014 and 2013 (unaudited), respectively. The Bank’s expense under the 401(k) plan was $16,000 and $45,000 for the nine months ended September 30, 2014 and 2013 (unaudited), respectively. This plan was transferred to Pentegra as of April 1, 2014.

The Bank adopted Supplemental Executive Retirement Agreements for two executive officers. The liability for the benefits amounted to $176,000 and $171,000 at September 30, 2014 (unaudited) and December 31, 2013, respectively, and is included in other liabilities. The expense recognized for these benefits was $0 and $16,000 for the three months ended September 30, 2014 and 2013 (unaudited), respectively. The expense recognized for these benefits was $5,000 and $45,000 for the nine months ended September 30, 2014 and 2013 (unaudited), respectively. These agreements were frozen as of February 1, 2014. The related liability amounts will be paid to the executive officers in 2015.

On October 21, 2014, in connection with the closing of the Conversion, the Bank entered into: (1) an employment agreement with Jeffrey D. Jones, President and Chief Executive Officer; (2) a change in control agreement with Diane Indorato, Chief Financial Officer; (3) a change in control agreement with James Oosterman, Vice President-Lending; and (4) an executive split dollar agreement with Mr. Jones (collectively, the “Agreements”). In addition, the Bank adopted: (1) the Melrose Cooperative Bank Supplemental Executive Retirement Plan; and (2) the Melrose Cooperative Bank Executive Annual Incentive Plan (collectively, the “Benefit Plans”). Please see a description of the Agreements and the Benefit Plans provided in the Company’s prospectus dated August 12, 2014, as filed with the Securities and Exchange Commission on August 19, 2014.

NOTE 6 - FINANCIAL INSTRUMENTS

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
	(unaudited)
Commitments to originate loans	$4,216	$1,918
Unused lines of credit	12,028	11,758
Due to borrowers on unadvanced construction loans	930	886

	$17,174	$14,562

NOTE 7 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Bank’s financial assets and financial liabilities carried at fair value for September 30, 2014 (unaudited) and December 31, 2013. The Bank did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2014 (unaudited):
U.S. Government and federal agency obligations	$4,476	$—	$4,476	$—
Corporate bonds and notes	15,272	—	15,272	—
Preferred stock	2,844	2,844	—	—
Marketable equity securities	16,691	16,691	—	—

Totals	$39,283	$19,535	$19,748	$—

December 31, 2013:
U.S. Government and federal agency obligations	$4,961	$—	$4,961	$—
Corporate bonds and notes	16,252	—	16,252	—
Preferred stock	2,477	2,477	—	—
Marketable equity securities	16,004	16,004	—	—

Totals	$39,694	$18,481	$21,213	$—

Under certain circumstances the Bank makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At September 30, 2014 (unaudited) and December 31, 2013, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Bank’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2014 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$31,993	$31,993	$—	$—	$31,993
Available-for-sale securities	39,283	19,535	19,748	—	39,283
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	132,284	—	—	133,242	133,242
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	380	380	—	—	380

Financial liabilities:
Deposits	189,965	—	190,640	—	190,640

	December 31, 2013
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,995	$16,995	$—	$—	$16,995
Available-for-sale securities	39,694	18,481	21,213	—	39,694
Federal Home Loan Bank stock	409	409	—	—	409
Loans, net	131,995	—	—	132,139	132,139
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	408	408	—	—	408

Financial liabilities:
Deposits	175,510	—	176,622	—	176,622

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 8 - OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income included in equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
	(unaudited)
Net unrealized holding (losses) gains on available-for-sale securities	$(76)	$35	$842	$(121)
Reclassification adjustment for realized gains in net income	—	—	—	—

Other comprehensive (loss) income before income tax effect	(76)	35	842	(121)
Income tax benefit (expense)	26	(23)	(312)	12

Other comprehensive (loss) income, net of tax	$(50)	$12	$530	$(109)

Accumulated other comprehensive income as of September 30, 2014 (unaudited) and as of December 31, 2013 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 9 - PLAN OF CONVERSION

On October 21, 2014, Melrose Cooperative Bank consummated its mutual-to-stock conversion, and Melrose Bancorp, Inc. consummated its initial stock offering. In the Offering, the Company sold 2,723,409 shares of common stock, including 226,366 shares to the employee stock ownership plan, equal to 8.0% of the shares sold in the offering and contributed to Melrose Cooperative Bank Foundation, at $10.00 per share, for gross offering proceeds of $27.2 million. In addition to the shares sold, the Company contributed 106,170 shares of the common stock and $300,000 in cash to Melrose Cooperative Bank Foundation.

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering. Conversion costs incurred for the nine months ended September 30, 2014 (unaudited) were approximately $1.0 million.

In accordance with applicable conversion regulations, at the time of the completion of our mutual-to-stock conversion, we established a liquidation account in an amount equal to the Bank’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion. Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event. This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any December 31 and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2014 (unaudited) and December 31, 2013

Total assets increased $16.0 million, or 8.1%, to $212.7 million at September 30, 2014 from $196.7 million at December 31, 2013. The increase was primarily the result of increases in cash and cash equivalents, net loans, and other assets.

Net loans increased $289,000, or 0.2%, to $132.3 million at September 30, 2014 from $132.0 million at December 31, 2013. The increase was primarily due to originations of new loans.

Cash and cash equivalents increased $15.0 million, or 88.2%, to $32.0 million at September 30, 2014 from $17.0 million at December 31, 2013. The increase was due primarily to the funds that were being held in escrow from subscribers to the stock offering.

Securities available-for-sale decreased slightly to $39.3 million at September 30, 2014 from $39.7 million at December 31, 2013.

At September 30, 2014 our investment in bank-owned life insurance was $5.0 million, an increase of $105,000, from $4.8 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for certain benefit obligations. Bank-owned life insurance also generally provides us with non-taxable noninterest income.

Other assets increased $1.0 million, or 509.0%, to $1.2 million at September 30, 2014 from $199,000 at December 31, 2013. The increase was due primarily to costs related to the mutual to stock conversion and related stock offering which are included in other assets as deferred offering costs.

Total deposits increased $14.5 million, or 8.3%, to $190.0 million at September 30, 2014 from $175.5 million at December 31, 2013. The increase was due primarily to funds deposited in escrow from subscribers to the stock offering.

We had no borrowings outstanding at September 30, 2014 or at December 31, 2013. At September 30, 2014, we had the ability to borrow approximately $84.8 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally, at September 30, 2014 we had the ability to borrow up to $5.0 million on a federal funds line of credit with the Co-Operative Central Bank.

Total equity increased $1.0 million, or 4.9%, to $21.6 million at September 30, 2014 from $20.6 million at December 31, 2013 resulting primarily from an increase of $530,000 in the unrealized gain on securities net of tax, and net income of $521,000 for the nine months ended September 30, 2014.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income increased $24,000, or 17.6%, to $160,000 for the three months ended September 30, 2014 from $136,000 for the three months ended September 30, 2013. The increase in net income resulted primarily from a decrease of $79,000 in interest expense quarter to quarter and a decrease of $3,000 in noninterest expense, offset in part by a decrease of $37,000 in interest and dividend income and a decrease of $20,000 in noninterest income.

Interest and Dividend Income. Interest and dividend income decreased $37,000, or 2.7%, to $1.3 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013 due to a decrease of $13,000 in interest and fees on loans which decreased to $1.2 million for the three months ended September 30, 2014 from $1.2 million for the three months ended September 30, 2013. The decrease of interest and fees on loans was primarily due to a decrease in the average yield earned on loans to 3.52% for the 2014 quarter from 3.60% during the 2013 quarter.

The decrease in interest and dividend income was also due to a decrease in interest and dividends on securities of $21,000, or 10.8%, to $173,000 for the quarter ended September 30, 2014 from $194,000 for the quarter ended September 30, 2013. This decrease was a result of a decrease of 46 basis points in the average yield on securities to 1.74% for the 2014 period from 2.20% for the 2013 period reflecting lower market interest rates.

Other interest income decreased $3,000 for the three months ended September 30, 2014 due to a $12.2 million decrease in the average balance of other interest-earning assets, partially offset by an increase of 2 basis points to 0.14% for the 2014 quarter from 0.12% for the 2013 quarter in the average rate received on these deposits.

Interest Expense. Interest expense decreased $79,000, or 19.9%, to $317,000 for the three months ended September 30, 2014 from $396,000 for the three month period ended September 30, 2013. The decrease was due to a decrease of $596,000, or 0.4%, in average interest-bearing deposits to $163.8 million for the three months ended September 30, 2014 from $164.4 million for the three months ended September 30, 2013 and a decrease of 19 basis points to 0.77% for the 2014 quarter from 0.96% for the 2013 quarter in the average rate paid on these deposits. The decrease in average interest-bearing deposits resulted primarily from a decrease of $10.4 million, or 12.3%, in the average balance of certificates of deposit to $74.2 million for the three months ended September 30, 2014 from $84.6 million for the three months ended September 30, 2013. The decrease in our average balance of certificates of deposit accounts was partially offset by an increase of $1.9 million, or 6.2%, in the average balance of savings accounts, which increased to $32.0 million for the 2014 quarter from $30.1 million for the 2013 quarter and an increase of $2.9 million, or 7.2%, in the average balance of money market accounts, which increased to $42.0 million for the 2014 quarter from $39.2 million for the 2013 quarter.

Net Interest and Dividend Income. Net interest and dividend income increased $42,000, or 4.3%, to $1.0 million for the three months ended September 30, 2014 from $971,000 for the three months ended September 30, 2013 as our net interest rate spread increased 20 basis points to 2.14% for the 2014 period from 1.94% for the 2013 period. Our net interest margin also increased 16 basis points to 2.22% for the three months ended September 30, 2014 from 2.06% for the three months ended September 30, 2013.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2014 and 2013 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	FOR THE THREE MONTHS ENDED			FOR THE THREE MONTHS ENDED
	September 30, 2014			September 30, 2013
	AVERAGE BALANCE	INTEREST EARNED/ PAID	YIELD/ RATE	AVERAGE BALANCE	INTEREST EARNED/ PAID	YIELD/ RATE
	(Dollars in Thousands)
Interest-earning assets:
Loans	$131,179	$1,153	3.52%	$129,562	$1,166	3.60%
Securities	39,826	173	1.74%	35,262	194	2.20%
Other interest-earning assets (1)	11,780	4	0.14%	23,987	7	0.12%

Total interest-earning assets	182,785	1,330	2.91%	188,811	1,367	2.90%

Non-interest earning assets	11,653			7,185

Total assets	$194,438			$195,996

Interest-bearing liabilities:
Savings accounts	$31,989	17	0.21%	$30,129	23	0.31%
Certificates of deposit	74,158	257	1.39%	84,557	323	1.53%
Money market accounts	42,040	40	0.38%	39,214	47	0.48%
NOW accounts	15,662	3	0.08%	10,545	3	0.11%

Total interest-bearing deposits	163,849	317	0.77%	164,445	396	0.96%
Borrowings	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	163,849	317	0.77%	164,445	396	0.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,907			10,838
Other noninterest-bearing liabilities	1,101			610

Total liabilities	172,857			175,893
Total equity	21,581			20,103

Total liabilities and equity	$194,438			$195,996

Net interest income		$1,013			$971

Net Interest rate spread (2)			2.14%			1.94%
Net interest-earning assets (3)	$18,936			$24,366

Net interest margin (4)			2.22%			2.06%
Average interest-earning assets to interest-bearing liabilities	111.56%			114.82%

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operartive Central Bank deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for loan losses. We recorded no provision for loan losses for the three months ended September 30, 2014, a decrease of $5,000, from the provision of $5,000 for the three months ended September 30, 2013.

The provision for loan losses for the three months ended September 30, 2014 reflected no charge-offs or recoveries. Net charge-offs of $1,000 were recorded in the three months ended September 30, 2013. The allowance for loan losses was $520,000, or 0.39% of total loans at September 30, 2014, compared to $510,000, or 0.39% of total loans, at September 30, 2013. Total nonperforming loans were $843,000 at September 30, 2014 compared to $696,000 at September 30, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 61.68% at September 30, 2014 compared to 73.27% at September 30, 2013.

Noninterest income. Noninterest income decreased $20,000, or 27.0%, to $54,000 for the three months ended September 30, 2014 from $74,000 for the three months ended September 30, 2013 primarily due to a decrease of $25,000 in gain on sale of loans, partially offset by an increase of $4,000 in fees and service charges. The decrease in gain on sale of loans resulted from a decrease in the number of loans sold. There were no loans sold during the three months ended September 30, 2014 compared to three during the three months ended September 30, 2013.

Noninterest Expense. Noninterest expense decreased $3,000, or 0.4%, to $838,000 for the three months ended September 30, 2014 from $841,000 for the three months ended September 30, 2013 primarily as a result of a $24,000 decrease in data processing expense, offset partly by an increase in audit and examinations expense of $15,000 and an increase in equipment expense of $7,000.

Income Tax Expense. Income tax expense increased $6,000, or 9.5%, to $69,000 for the three months ended September 30, 2014 from $63,000 for the three months ended September 30, 2013. The increase in the income tax expense was principally due to a higher level of pre-tax income. The effective tax rates were 30.13% and 31.66% for the three months ended September 30, 2014 and 2013, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. Net income increased $17,000, or 3.4%, to $521,000 for the nine months ended September 30, 2014 from $504,000 for the nine months ended September 30, 2013. The increase resulted primarily from a decrease of $214,000 in interest expense and a decrease of $26,000 in provision for loan losses, offset in part by a decrease in interest and dividend income of $111,000, a decrease in noninterest income of $62,000, an increase in noninterest expense of $47,000 and an increase of $3,000 in income tax expense.

Interest and Dividend Income. Interest and dividend income decreased $111,000, or 2.7%, to $4.0 million for the nine months ended September 30, 2014 from $4.1 million for the nine months ended September 30, 2013 due to a decrease of $98,000 in interest and fees on loans which decreased to $3.4 million for the 2014 period from $3.5 million for the 2013 period, and a decrease on interest and dividends on securities from period to period. The decrease of interest and fees on loans was due primarily to the payoff of one significant construction loan and a decrease in the average yield earned on loans to 3.50% for the nine months ended September 30, 2014 from 3.66% for the nine months ended September 30, 2013.

Interest and dividends on securities decreased $6,000, or 1.1%, to $538,000 for the nine months ended September 30, 2014 from $544,000 for the nine months ended September 30, 2013, resulting from a decrease of 40 basis points in the average yield earned on securities to 1.80% for the nine months ended September 30, 2014 from 2.20% for the nine months ended September 30, 2013, offset partially by an increase in the average balance of securities to $39.8 million for the 2014 period from $32.9 million for the 2013 period.

Other interest income decreased $7,000 for the nine month period ended September 30, 2014 due to a $11.8 million decrease in the average balance of other interest-earning assets, offset in part by an increase of 3 basis points in the average yield on these assets.

Interest Expense. Interest expense decreased $214,000, or 18.3%, to $958,000 for the nine months ended September 30, 2014 from $1.2 million for the nine month period ended September 30, 2013. The decrease was due primarily to a decrease of 17 basis points in the average rate paid on deposits to 0.79% for the 2014 period from 0.96% for the 2013 period.

Net Interest and Dividend Income. Net interest and dividend income increased $103,000, or 3.5%, to $3.0 million for the nine months ended September 30, 2014, from $2.9 million for the nine months ended September 30, 2013 as our net interest rate spread increased 13 basis points to 2.11% for the 2014 period from 1.98% for the 2013 period. Our net interest margin also increased 10 basis points to 2.20% for the nine months ended September 30, 2014 from 2.10% for the nine months ended September 30, 2013.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2014 and 2013 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	FOR THE NINE MONTHS ENDED			FOR THE NINE MONTHS ENDED
	September 30, 2014			September 30, 2013
	AVERAGE BALANCE	INTEREST EARNED/ PAID	YIELD/ RATE	AVERAGE BALANCE	INTEREST EARNED/ PAID	YIELD/ RATE
	(Dollars in thousands)
Interest-earning assets:
Loans	$131,217	$3,444	3.50%	$128,920	$3,542	3.66%
Securities	39,794	538	1.80%	32,925	544	2.20%
Other interest-earning assets (1)	12,657	12	0.13%	24,445	19	0.10%

Total interest-earning assets	183,668	3,994	2.90%	186,290	4,105	2.94%

Non-interest earning assets	10,576			7,407

Total assets	$194,244			$193,697

Interest-bearing liabilities:
Savings accounts	$32,302	51	0.21%	$29,228	79	0.36%
Certificates of deposit	75,355	782	1.38%	82,317	944	1.53%
Money market accounts	41,889	117	0.37%	40,482	141	0.46%
NOW accounts	12,514	8	0.09%	10,508	8	0.10%

Total interest-bearing deposits	162,060	958	0.79%	162,535	1,172	0.96%
Borrowings	0	0	0.00%	0	0	0.00%

Total interest-bearing liabilities	162,060	958	0.79%	162,535	1,172	0.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	10,111			10,368
Other noninterest-bearing liabilities	889			675

Total liabilities	173,060			173,578
Total equity	21,184			20,119

Total liabilities and equity	$194,244			$193,697

Net interest income		$3,036			$2,933

Net interest rate spread(2)			2.11%			1.98%
Net interest-earning assets (3)	$21,608			$23,755

Net interest margin (4)			2.20%			2.10%
Average interest-earning assets to interest-bearing liabilities	113.33%			114.62%

(1)	Includes Federal home loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Provision for loan losses. We recorded a provision for loan losses of $10,000 for the nine months ended September 30, 2014, a decrease of $26,000, or 72.2%, from the provision of $36,000 for the nine months ended September 30, 2013. The decrease in the provision resulted from changes in the composition of the loan portfolio.

Charge-offs and recoveries were less than $1,000 during each of the nine month periods ended September 30, 2014 and 2013. The allowance for loan losses was $520,000, or 0.39% of total loans, at September 30, 2014 compared to $510,000, or 0.39% of total loans, at September 30, 2013. Total nonperforming loans were $843,000 at September 30, 2014 compared to $696,000 at September 30, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 61.68% at September 30, 2014 compared to 73.27% at September 30, 2013.

Noninterest Income. Noninterest income decreased $62,000, or 25.4%, to $182,000 for the nine months ended September 30, 2014 from $244,000 for the nine months ended September 30, 2013 primarily due to a decrease of $69,000 in gain on sale of loans as the number of loans sold decreased to six during the 2014 period from 18 for the 2013 period.

Noninterest Expense. Noninterest expense increased $47,000, or 2.0%, to $2.5 million for the nine months ended September 30, 2014 from $2.4 million for the nine months ended September 30, 2013. Noninterest expense increased primarily due to increases in audits and examinations expense, salaries and employee benefits and professional fees. Professional fees increased $15,000, or 39.5%, while audits and examinations expense increased $14,000, or 16.5% and salaries and employee benefits increased $8,000, or 0.5%.

Income Tax Expense. Income tax expense increased $3,000, or 1.3%, to $237,000 for the nine months ended September 30, 2014 from $234,000 for the nine months ended September 30, 2013. The increase in the income tax expense was principally due to a higher level of pre-tax income in the 2014 period. The effective tax rate was 31.27% for the nine months ended September 30, 2014 and 31.71% for the nine months ended September 30, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Use of Proceeds. On February 27, 2014, the Board of Directors of Melrose Cooperative Bank adopted a plan of conversion (the “Plan”), pursuant to which the Bank would convert from the mutual to the stock form of ownership and Melrose Bancorp would sell shares of common stock to the public. On March 11, 2014, Melrose Bancorp filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (File No. 333-194475) with respect to the shares to be offered and sold pursuant to the Plan. Melrose Bancorp registered for offer and sale up to 3,580,425 shares of common stock, par value $0.01 per share, at a sales price of $10.00 per share. The registration statement was declared effective by the Securities and Exchange Commission on August 12, 2014.

The public stock offering closed on October 21, 2014, and on October 22, 2014 the common stock began trading on the Nasdaq Capital Market under the symbol “MELR.”

In accordance with the Plan and pursuant to the registration statement, the shares of common stock were offered to eligible depositors of Melrose Cooperative Bank and Melrose’s tax-qualified employee benefit plans, including its employee stock ownership. Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods, Inc. received a management fee of $30,000 and success fee of 1.00% of the dollar value of the shares sold in the subscription offering, excluding shares sold to the tax qualified employee plans, including 226,366 shares, equal to 8.0% of the shares sold in the offering and contributed to Melrose Cooperative Bank Foundation, and shares sold to our officers, employees and directors and members of their immediate families. The success fee was reduced by the management fee.

The stock offering resulted in gross proceeds of $27.2 million through the sale of 2,723,409 shares at $10.00 per share.

Melrose Bancorp received gross proceeds from the initial public offering of $27.2 million. Expenses related to the offering were approximately $1.6 million. Net proceeds were $25.7 million, of which $12.8 million was contributed to Melrose Cooperative Bank in the form of additional paid in capital, and the remainder was retained by Melrose Bancorp to be utilized for general corporate purposes. Melrose Bancorp loaned $2,263,660 to Melrose Cooperative Bank’s employee stock ownership plan to enable it to purchase 226,366 shares of common stock in the offering and contributed 106,170 shares of the common stock and $300,000 in cash to Melrose Cooperative Bank Foundation. Initially, upon the closing of the offering, a substantial portion of the proceeds have been invested in overnight investments and short-term investments.

(c) There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Melrose Cooperative Bank Employee Stock Ownership Plan

10.2	Employment Agreement between Melrose Cooperative Bank and Jeffrey Jones

10.3	Change in Control Agreement between Melrose Cooperative Bank and Diane Indorato

10.4	Change in Control Agreement between Melrose Cooperative Bank and James Oosterman

10.5	Melrose Cooperative Bank Supplemental Executive Retirement Plan

10.6	Melrose Cooperative Bank Executive Annual Incentive Plan

10.7	Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: November 13, 2014	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: November 13, 2014	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer