Form 10-K
period 2014-12-31
Melrose Bancorp, Inc.
filed 2015-03-27
CIK 1600890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36702

MELROSE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-0967316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

638 Main Street, Melrose, Massachusetts	02176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 665-2500

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, par value $0.01 per share	The NASDAQ Capital Market
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

There was no outstanding voting common equity of the Registrant as of June 30, 2014. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on October 22, 2014 ($13.05), the first date of trading in the common stock, was approximately $28.5 million.

As of March 25, 2015, there were 2,829,579 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1. Business

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

General

Melrose Bancorp, Inc.

Melrose Bancorp, Inc. (“Melrose Bancorp” or the “Company”) was incorporated in the State of Maryland in February 2014 for the purpose of becoming the bank holding company for Melrose Cooperative Bank (the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in October 2014 at which time Melrose Bancorp became the registered bank holding company of the Bank. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”. To date, other than holding all of the Bank’s issued and outstanding stock and making a loan to the Bank’s employee stock ownership plan, we have not engaged in any business.

At December 31, 2014, Melrose Bancorp had consolidated assets of $213.3 million, liabilities of $167.9 million and stockholders’ equity of $45.5 million.

Melrose Bancorp uses the support staff and offices of Melrose Cooperative Bank and pays Melrose Cooperative Bank for these services. If we expand or change our business in the future, we may hire our own employees although we do not expect that this will happen in the near future.

Melrose Bancorp is a registered bank holding company and is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Melrose Bancorp’s executive and administrative office is located at 638 Main Street, Melrose, Massachusetts 02176, and our telephone number at this address is (781) 665-2500. Our website address is www.melrosecoop.com. Information on this website should not be considered a part of this annual report.

Melrose Cooperative Bank

Melrose Cooperative Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. Melrose Cooperative Bank was incorporated in 1890 and has operated continuously in or around the surrounding area of Melrose, Massachusetts since that time.

We provide financial services to individuals, families and businesses through our full-service banking office in Melrose, Massachusetts. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and home equity loans and lines of credit. To a much lesser extent, we also originate commercial real estate, construction and consumer loans. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, money market accounts and demand and NOW accounts. We also offer online and mobile banking services. At December 31, 2014, we had total assets of $209.8 million, total deposits of $173.9 million and total equity of $32.6 million.

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of less than 15 years. Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold our fixed-rate one- to four-family residential real estate loans with terms of 15 years or greater on a servicing-released basis. During the years ended December 31, 2014 and 2013 we originated for sale and sold $1.8 million and $5.2 million, respectively, of fixed-rate one- to four-family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

Reflecting our focus on our community, in connection with our mutual to stock conversion and stock offering which we consummated in October 2014, we established a charitable foundation called Melrose Cooperative Bank Foundation and funded it with $300,000 in cash and 106,170 shares of our common stock with a value of $1,061,700. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

Our website address is www.melrosecoop.com. Information on this website should not be considered a part of this annual report.

Market Area

We conduct our operations from our full-service banking office in Melrose, Massachusetts which is located in the greater Boston metropolitan area of Middlesex County. Melrose is a suburb located approximately seven miles north of Boston. We consider our primary deposit area and primary lending market area to be Melrose and the surrounding towns. While we occasionally make loans secured by properties located outside of our primary lending market, these loans are generally to borrowers with whom we have an existing relationship and who have a presence within our primary lending market.

The Boston metropolitan area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several significant mutual fund investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. These factors affect the demand for residential homes, multifamily apartments, office buildings, shopping centers, industrial warehouses and other commercial properties.

Based on the 2013 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2014, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area had an unemployment rate of 4.3% compared to the national unemployment rate of 5.6% for December 2014.

Based on United States census estimates, from 2012 to 2013, the population of Middlesex County increased marginally from 1.54 million persons to 1.55 million persons. From 2009 to 2013, the median household income for Middlesex County was $82,090 compared to median household income for Massachusetts of $66,866 and $53,046 for the United States.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

We are a small community savings institution and as of June 30, 2014 (the latest date for which information is available), our market share was 0.35% of total Federal Deposit Insurance Corporation (FDIC)-insured deposits in Middlesex County, Massachusetts making us the 38th largest out of 52 financial institutions in Middlesex County.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans and home equity loans and lines of credit. To a much lesser extent, we also originate commercial real estate loans, construction loans and consumer loans. In recent years, we have modestly increased our commercial real estate loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family residential	$118,144	87.9%	$118,328	89.4%	$112,914	89.5%	$100,510	87.5%	$94,738	85.9%
Home equity loans and lines of credit	10,811	8.1	10,037	7.6	9,906	7.9	10,690	9.3	11,301	10.2
Commercial	2,462	1.8	2,052	1.5	1,918	1.6	2,447	2.1	2,093	1.9
Construction (1)	2,787	2.1	1,871	1.4	1,189	0.9	1,068	0.9	1,722	1.6
Consumer loans	146	0.1	121	0.1	192	0.1	265	0.2	443	0.4

Total loans	134,350	100.0%	132,409	100.0%	126,119	100.0%	114,980	100.0%	110,297	100.0%

Other items:
Allowance for loan losses	(520)		(510)		(474)		(440)		(440)
Deferred loan costs, net	80		96		104		95		89

Loans receivable, net	$133,910		$131,995		$125,749		$114,635		$109,946

(1)	Net of undisbursed proceeds on loans-in-process.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One- to four-family residential loans		Home equity loans and lines of credit		Commercial real estate loans		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$8	8.84%	$7	4.56%	$—	—%	$1,564	0.71%
2016	49	8.60	61	5.67	—	—	—	—
2017	141	5.45	127	4.32	—	—	—	—
2018 to 2019	1,097	4.22	571	3.78	—	—	—	—
2020 to 2024	12,053	3.61	3,765	3.48	412	4.22	—	—
2025 to 2029	25,380	2.82	5,315	3.46	65	3.81	—	—
2030 and beyond	79,416	3.10	965	0.31	1,985	5.30	1,223	1.32

Total	$118,144	3.11%	$10,811	3.23%	$2,462	5.08%	$2,787	0.98%

	Consumer loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$9	5.77%	$1,588	0.80%
2016	24	6.56	134	6.90
2017	25	5.26	293	4.94
2018 to 2019	12	5.83	1,680	4.08
2020 to 2024	63	2.42	16,293	3.59
2025 to 2029	—	—	30,760	2.94
2030 and beyond	13	14.43	83,602	3.10

Total	$146	5.19%	$134,350	3.11%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2014 that are due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$54,599	$63,537	$118,136
Home equity loans and lines of credit	899	9,905	10,804
Commercial	319	2,143	2,462
Construction	—	1,223	1,223
Consumer loans	78	59	137

Total loans	$55,895	$76,867	$132,762

One- to Four-Family Residential Real Estate Lending. The focus of our lending has long been the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2014, $118.1 million, or 87.9%, of our total loan portfolio consisted of one- to four-family residential real estate loans. At that date, our average outstanding one- to four-family residential real estate loan balance was $207,000 and our largest outstanding residential loan had a principal balance of $944,000. At December 31, 2014, our 10 largest loans totaled $11.9 million, eight of which were one- to four-family residential real estate loans and two were construction loans. The majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the years ended December 31, 2014 and 2013, we originated $7.3 million and $4.7 million of jumbo loans, respectively.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. Prior to January 2014 we offered a 40-year adjustable rate loan. At December 31, 2014, $63.5 million, or 54%, of our one- to four-family residential real estate loans were adjustable-rate loans.

We originate our adjustable-rate one- to four-family residential real estate loans with initial interest rate adjustment periods of three, five, seven and 10 years, based on changes in a designated market index. These loans are limited to a 200 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.

We originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% without private mortgage insurance. We originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s debt does not exceed 43% of the borrower’s monthly cash-flow.

Certain of our one- to four-family residential real estate loans are for the purchase of residential condominiums. Consistent with our risk analysis, we will not finance more than 15% of the units in any condominium project. In addition and consistent with Fannie Mae and Freddie Mac guidelines, generally, we will not make a loan for the purchase of a condominium in a new condominium project unless at least 60% of the total units in the project are sold or under a sales agreement prior to the loan closing.

Generally, we sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. Currently, the majority of loans that we sell are sold to the Massachusetts Housing Finance Agency and Northeast Home Loan with servicing released.

We generally do not offer “interest only” mortgage loans on one- to four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. During the year ended December 31, 2014, we originated 38 one-to-four family residential real estate loans totaling $12.9 million with adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance for the benefit of Melrose Cooperative Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2014, we had $10.8 million, or 8.1%, of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $10.3 million at December 31, 2014. At that date we also had $9.5 million of unused commitments related to home equity lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 20 years. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest plus an applicable margin with a floor rate and require interest paid monthly.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Real Estate Lending. Consistent with our strategy to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial real estate loans. At December 31, 2014, we had $2.5 million in commercial real estate loans, representing 1.8% of our total loan portfolio.

Subject to future economic, market and regulatory conditions, we will seek to increase our originations, purchases or participations of commercial real estate loans. To accomplish this, we intend to hire additional lending personnel, including an experienced commercial real estate lender.

Generally, our commercial real estate loans have terms and amortization periods of up to 30 years. Generally these loans have adjustable rates of interest tied to the U.S. Treasury index.

All of our commercial real estate loans are secured by multifamily residential real estate, office buildings or mixed-use properties located in Middlesex County, Massachusetts.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service, generally at least 1.25 to 1). All commercial real estate loans are appraised by outside independent appraisers who are approved by the board of directors on an annual basis. Personal guarantees are generally obtained from the principals of commercial and multifamily real estate loans.

Commercial real estate loans entail greater credit risks compared to owner-occupied one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Our loans-to-one borrower limit is 20% of our unimpaired capital, which limit was $8.8 million at December 31, 2014. We generally target commercial real estate loans with balances of up to the lesser of $2.0 million or our legal lending limit. At December 31, 2014, our average commercial real estate loan had a balance of $128,000. At that same date, our largest commercial real estate relationship totaled $1.2 million and was performing in accordance with its repayment terms.

Construction Loans. We also originate construction loans for one- to four-family residential real estate properties and commercial properties. At December 31, 2014, $2.8 million, or 2.1%, of our total loan portfolio, consisted of construction loans secured by one- to four-family residential real estate or commercial real estate.

Our construction loans are primarily secured by properties located within our primary market area. We generally do not originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential or commercial properties.

Construction loans for one- to four-family residential real estate properties are generally originated with adjustable rates and a maximum loan to value ratio of 80%. Construction loans for commercial real estate are originated with a maximum loan to value ratio of 75%. At December 31, 2014, our largest construction loan had a principal balance of $600,000 and was secured by commercial real estate in our market area. This loan was performing in accordance with its terms at December 31, 2014.

Construction loans are “interest-only” loans during the construction period which typically does not exceed 12 months and may convert to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended up to an additional 12 months. At December 31, 2014, the additional unadvanced portions of these construction loans totaled $323,000.

We make construction loans for commercial properties, including commercial “mixed-use” buildings. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, the personal resources of the guarantor, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing properties and owner-occupied properties.

Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. In the event we make a land acquisition loan on property that is not yet approved for the planned development, there is the risk that approvals will not be granted or will be delayed. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by passbook accounts. At December 31, 2014, our consumer loan portfolio totaled $146,000 or 0.1%, of our total loan portfolio.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking office. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2014, we sold $1.8 million of one- to four-family residential real estate loans that were originated for sale.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2014, we had three loans from one borrower for $462,000 in which we were not the lead lender, each of which is performing in accordance with its original repayment terms. We may participate out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. We generally do not purchase whole loans.

The following table shows our loan originations and principal repayment activities during the years indicated. During 2014, 2013, 2012, 2011 and 2010 we originated for sale and sold $1.8 million, $5.2 million, $4.3 million, $469,000 and $2.1 million respectively, of loans held-for-sale. These loans are not included in the table.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Total loans at beginning of period	$132,409	$126,119	$114,979	$110,297	$95,312

Loans originated:
Real estate loans:
One- to four-family residential	19,847	23,616	33,084	21,837	27,170
Home equity loans and lines of credit	662	392	681	785	424
Commercial	—	—	—	—	—
Construction	2,040	1,308	1,390	568	1,704
Consumer loans	122	17	108	713	57

Total loans originated	22,671	25,333	35,263	23,903	29,355

Other:
Principal repayments	(30,195)	(26,932)	(31,369)	(25,431)	(21,408)
Advances on construction loans and home equity lines-of-credit	9,465	7,889	7,246	6,210	7,038

Net loan activity	1,941	6,290	11,140	4,682	14,985

Total loans at end of period	$134,350	$132,409	$126,119	$114,979	$110,297

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2014, our regulatory limit on loans-to-one borrower was $8.8 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At December 31, 2014, our internal limit was $2.0 million. At December 31, 2014, our largest lending relationship consisted of three loans totaling $1.5 million that are secured by residential real estate in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2014. Our second largest relationship at this date was three loans totaling $1.2 million secured by commercial real estate in our market area that was performing in accordance with its terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed or certified appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually. The loan committee (the “Security Committee”) of the board of directors is comprised of between three and five members of the board, and additionally, our Vice President of Lending is a non-voting member of the Security Committee. All loans require ratification of the board of directors at a regularly scheduled meeting.

Our President and our Vice President - Lending each have individual approval authority of up to the Federal Housing Finance Authority (“FHFA”) conforming guidelines for one- to four-family residential real estate loans. One- to four-family residential real estate loans above the current FHFA limit, up to $1.0 million, require the approval of at least two authorized employees or Security Committee members. All loans or relationships that are greater than $1.0 million require the approval of the full board of directors. All commercial real estate loans regardless of amount require the approval of the Security Committee. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authority for other designated individual employees or employees acting together.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. We generally send a written notice of non-payment to the borrower 15, 30, 60 and 90 days after a loan is first past due. We will additionally try to contact the borrower by telephone after the 30th day after the due date.

Generally, when a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations.

All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits a delinquent loan report detailing loans 30 days or more past due to the board of directors on a monthly basis.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on an appraisal typically obtained before the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the periods indicated.

	Loans Delinquent For				Total
	30-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2014
Real estate loans:
One- to four-family residential	6	$939	1	$113	7	$1,052
Home equity loans and lines of credit	1	198	1	4	2	202
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	1	1	—	—	1	1

Total loans	8	$1,138	2	$117	10	$1,255

At December 31, 2013
Real estate loans:
One- to four-family residential	12	$1,384	1	$102	13	$1,486
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total loans	12	$1,384	1	$102	13	$1,486

At December 31, 2012
Real estate loans:
One- to four-family residential	6	$1,086	1	$50	7	$1,136
Home equity loans and lines of credit	1	75	—	—	1	75
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total loans	7	$1,161	1	$50	8	$1,211

At December 31, 2011
Real estate loans:
One- to four-family residential	8	$1,020	—	$—	8	$1,020
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	2	3	—	—	2	3

Total loans	10	$1,023	—	$—	10	$1,023

At December 31, 2010
Real estate loans:
One- to four-family residential	9	$1,697	—	$—	9	$1,697
Home equity loans and lines of credit	1	95	—	—	1	95
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total loans	10	$1,792	—	$—	10	$1,792

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$421	$336	$383	$—	$—
Home equity loans and lines of credit	202	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	1	—

Total non-accrual loans	623	336	383	1	—

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	623	336	383	1	—

Other real estate owned and foreclosed assets:
Real estate owned:
One- to four-family residential	—	—	205	205	280
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	—	—	205	205	280

Total non-performing assets	623	336	588	206	280

Performing troubled debt restructurings	—	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$623	$336	$588	$206	$280

Ratios:
Non-performing loans as a percentage of total loans	0.46%	0.25%	0.30%	0.18%	0.25%
Non-performing assets as a percentage of total assets	0.29%	0.17%	0.32%	0.12%	0.17%

For the year ended December 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $25,000. Interest income recognized on such loans for the year ended December 31, 2014 was $18,000.

Non-Performing Loans. At December 31, 2014 we had six loans secured by one- to four-family residential real estate totaling $623,000 that were on non-accrual status.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Troubled Debt Restructurings. Loans are classified as troubled debt restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans would generally be one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We had no troubled debt restructurings at or during the years ended December 31, 2014 and 2013.

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory agencies, which may require the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each loan on our delinquency report on a monthly basis.

The following table sets forth our amounts of classified assets, all of which were nonperforming, and assets designated as special mention at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)

Classified assets:
Substandard (1)	$596	$324	$—	$—	$—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	$596	$324	$—	$—	$—

Special mention	$—	$—	$—	$—	$—

(1)	As of December 31, 2014 all non-accrual loans were classified. As of December 31, 2013, one non-accrual loan totaling $12,000 was not classified because management expected full payment of principal and interest.

The increase in classified assets from December 31, 2013 to December 31, 2014 was due to two one- to four-family residential real estate loans and two equity lines that became greater than 90 days past due.

Other Loans of Concern. There were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We did not make any changes to our policies or methodology pertaining to the general component of our allowance for loan losses during 2014. We will continue to monitor all items involved in the allowance calculation closely.

We recorded provisions for loan losses of $10,000 and $37,000 for the years ended December 31, 2014 and 2013, respectively. The allowance for loan losses was $520,000, or 0.4% of total loans, at December 31, 2014, compared to $510,000, or 0.4% of total loans, at December 31, 2013. At these dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the Massachusetts Division of Banks and the FDIC periodically review our allowance for loan losses. The Massachusetts Division of Banks and/or the FDIC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Consistent with our business strategy, we intend to increase our originations of commercial real estate loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly, we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$510	$474	$439	$439	$305

Charge-offs:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	(1)	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	(1)	(1)	(1)	(15)

Total charge-offs	—	(2)	(1)	(1)	(15)

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	1	—	—	—

Total recoveries	—	1	—	—	—

Net (charge-offs) recoveries	—	(1)	(1)	(1)	(15)

Provision for loan losses	10	37	36	1	149

Balance at end of period	$520	$510	$474	$439	$439

Ratios:
Net (charge-offs) recoveries as a percentage of average loans outstanding	—%	—%	—%	—%	(0.01)%
Allowance for loan losses as a percentage of non-performing loans at period end	83.47%	151.79%	123.76%	—%	—%
Allowance for loan losses as a percentage of total loans receivable at period end (1)	0.39%	0.39%	0.38%	0.38%	0.40%

(1)	Total loans does not include net deferred loan costs.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014		2013		2012		2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocated allowance:
Real estate loans:
One- to four-family residential	$414	87.9%	$414	89.4%	$392	89.5%	$348	87.5%	$332	85.9%
Home equity loans and lines of credit	58	8.1	55	7.6	53	7.9	57	9.3	60	10.2
Commercial	25	1.8	20	1.5	19	1.6	25	2.1	21	1.9
Construction	21	2.1	14	1.4	9	0.9	8	0.9	13	1.6
Consumer loans	1	0.1	1	0.1	1	0.1	1	0.2	2	0.4

Total allocated allowance	519	100.0%	504	100.0%	474	100.0%	439	100.0%	428	100.0%

Unallocated allowance	1		6		—		—		11

Total	$520		$510		$474		$439		$439

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) provide and maintain liquidity within the guidelines of the Massachusetts banking laws and regulations for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock. While we have the authority under applicable law to invest in derivative securities, we have not invested in derivative securities.

At December 31, 2014, our investment portfolio consisted primarily of corporate debt securities, U.S. government and federal agency obligations, preferred stock, mortgage-backed securities and marketable equity securities.

Our investment policy is reviewed annually by our board of directors and all policy changes recommended by management must be approved by the board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the board, the execution of specific actions with respect to securities held by Melrose Bancorp, Inc. and its subsidiary, rests with the President and Chief Executive Officer within the scope of the established investment policy.

We utilize an independent financial institution to provide us with portfolio accounting services, including a monthly portfolio performance analysis of our securities portfolio. These reports are reviewed by management in making investment decisions. The Asset/Liability Committee, comprised of senior management and one outside board member, reviews a summary of these reports on a quarterly basis.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are classified as available-for-sale. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2014, we had $6.4 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a debt security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) other than temporary impairment related to credit loss, which must be recognized in the income statement and (2) other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during 2014.

At December 31, 2014, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than three years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2014, we had $5.0 million in bank-owned life insurance.

Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. At the dates presented, all investment securities were classified as available-for-sale.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$4,007	$3,990	$4,992	$4,961	$1,998	$2,007
Corporate bonds and notes	15,238	15,241	16,250	16,252	10,271	10,352
Preferred stock	3,000	2,904	3,000	2,477	1,088	1,101
Mortgage-backed securities	2,138	2,115	—	—	—	—
Debt securities issued by states of the United States and political subdivisions of the states	544	540	—	—	—	—

Total debt securities	24,927	24,790	24,242	23,690	13,357	13,460

Marketable equity securities:
Mutual funds:
GNMA funds	4,293	4,094	4,214	3,875	4,089	3,990
Corporate bonds	3,187	3,077	3,105	3,036	3,018	3,010
Global bonds	932	854	875	840	841	822
Short-term bonds	3,463	3,429	3,411	3,362	3,357	3,365
Stock market index funds	2,905	5,531	2,807	4,891	2,720	3,679

Total marketable equity securities	14,780	16,985	14,412	16,004	14,025	14,866

Total securities available-for-sale	$39,707	$41,775	$38,654	$39,694	$27,382	$28,326

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio, excluding our marketable equity securities and preferred stock without maturities, at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$—	—%	$2,995	0.73%	$—	—%	$1,012	3.99%	$4,007	$3,990	0.73%
Corporate bonds and notes	5,255	1.38	9,489	1.52	494	1.38	—	—	15,238	15,241	1.46
Preferred stock with maturities	—	—	—	—	1,000	0.35	1,000	4.88	2,000	1,993	2.61
Mortgage backed securities	—	—	—	—	—	—	2,138	3.00	2,138	2,115	3.00
Debt securities issued by states of the United States and political subdivisions of the states	—	—	544	4.12	—	—	—	—	544	540	4.12

Total (1)	$5,255	1.38%	$13,028	1.44%	$1,494	0.69%	$4,150	3.82%	$23,927	$23,879	1.79%

(1)	Not included in the above table is a preferred stock classified as a debt security that has no stated maturity, an amortized cost of $1.0 million, a fair value of $911,000 and a yield of 5.20%.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no borrowings at December 31, 2014. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, money market accounts, savings accounts, NOW accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2014, our core deposits, which are deposits other than certificates of deposit, were $95.8 million, representing 57.4% of total deposits.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Demand deposits	$14,197	8.1%	—%	$10,444	6.0%	—%	$8,957	5.6%	—%
Savings accounts	31,991	18.3	0.20	29,803	17.1	0.33	26,076	16.3	0.41
Certificates of deposit	74,545	42.7	1.39	82,753	47.6	1.51	70,972	44.3	1.49
Money market accounts	41,250	23.7	0.37	40,291	23.1	0.46	43,145	27.0	0.47
NOW	12,528	7.2	0.09	10,727	6.2	0.11	10,842	6.8	0.09

Total deposits	$174,511	100.0%	0.79%	$174,018	100.0%	0.95%	$159,992	100.0%	0.91%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)

Interest Rate:
Less than 2.00%	$62,399	$69,676	$57,705
2.00% to 2.99%	8,847	10,434	16,382
3.00% to 3.99%	—	525	1,437

Total	$71,246	$80,635	$75,524

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2014.

	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
2.99% and below	$32,869	$22,199	$10,364	$5,814	$71,246	100%

Total	$32,869	$22,199	$10,364	$5,814	$71,246	100%

As of December 31, 2014, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $34.6 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(In thousands)

Three months or less	$2,178
Over three months through six months	2,671
Over six months through one year	8,473
Over one year to three years	17,657
Over three years	3,604

Total	$34,583

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2014, we had the ability to borrow approximately $86.9 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally, at December 31, 2014, we had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank. We have historically not relied on Federal Home Loan Bank advances or other borrowings as a funding source, and we had no such borrowings at December 31, 2014.

Subsidiary and Other Activities

Melrose Bancorp has one subsidiary, Melrose Cooperative Bank.

Melrose Cooperative Bank has one subsidiary, MCBSC, Inc., a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on MCBSC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Melrose Cooperative Bank. At December 31, 2014, MCBSC, Inc. had total assets of $32.5 million, all of which were in securities and cash to be invested.

Expense and Tax Allocation

Melrose Cooperative Bank has entered into an agreement with Melrose Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Melrose Cooperative Bank and Melrose Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2014, we had 25 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available by written request to: Melrose Bancorp Inc, 638 Main Street, Melrose, Massachusetts 02176, Attention: Corporate Secretary.

REGULATION AND SUPERVISION

General

Melrose Cooperative Bank is a Massachusetts stock co-operative bank and is the wholly owned subsidiary of Melrose Bancorp, Inc., a Maryland corporation, which is a registered bank holding company. Melrose Cooperative Bank’s deposits are insured up to applicable limits by the FDIC, and by the Share Insurance Fund of the Co-Operative Central Bank of Massachusetts for amounts in excess of the FDIC insurance limits. Melrose Cooperative Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Melrose Cooperative Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Melrose Cooperative Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Melrose Cooperative Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a bank holding company, Melrose Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Melrose Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Melrose Bancorp, Inc. and Melrose Cooperative Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below are certain material regulatory requirements that are applicable to Melrose Cooperative Bank and Melrose Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Melrose Cooperative Bank and Melrose Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Melrose Bancorp, Melrose Cooperative Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has extensive rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation mandated regulations requiring that originators of securitized loans retain a percentage of the risk for transferred loans, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

The Dodd-Frank Act also required the Consumer Financial Protection Board to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which are effective January 4, 2013, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Melrose Cooperative Bank and Melrose Bancorp, Inc.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered co-operative bank, Melrose Cooperative Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Melrose Cooperative Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Massachusetts Commissioner of Banks also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks. Where indicated in the below discussion, the new provisions of Massachusetts banking law are scheduled to take effect on April 7, 2015.

Lending Activities. A Massachusetts-chartered co-operative bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Melrose Cooperative Bank does not sell or refer insurance products, and has not sought approval for insurance sales activities.

Dividends. A Massachusetts co-operative bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts co-operative bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Dividends from Melrose Bancorp may depend, in part, upon receipt of dividends from Melrose Cooperative Bank. The payment of dividends from Melrose Cooperative Bank would be restricted by federal law if the payment of such dividends resulted in Melrose Cooperative Bank failing to meet regulatory capital requirements.

Parity Regulation. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. Beginning in April 2015, a Massachusetts bank must provide the Commissioner of Banks advance written notice prior to engaging in certain activities permissible for national banks, federal thrifts, or out-of-state banks.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20% of the total of the bank’s capital stock.

Loans to a Bank’s Insiders. Massachusetts banking laws currently prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the board of directors: (i) loans or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the bank.

Beginning in April 2015, Massachusetts law provides that a Massachusetts bank shall comply with Regulation O of the Federal Reserve Board. See “ – Federal Banking Regulation – Transactions with Related Parties.”

Investment Activities. In general, Massachusetts-chartered co-operative banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Melrose Cooperative Bank’s investment activities. See “– Federal Banking Regulation – Business Activities”.

Regulatory Enforcement Authority. Any Massachusetts co-operative bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Melrose Cooperative Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Co-Operative Central Bank and Share Insurance Fund. All Massachusetts-chartered co-operative banks are required to be members of the Co-Operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-Operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “– Federal Banking Regulation – Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Banking Regulation

Business Activities. Under federal law, all state-chartered FDIC-insured banks, including co-operative banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered co-operative banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances including a change in charter or a determination by the FDIC that such investments pose a safety and soundness risk.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Capital Requirements. The FDIC requires federally-insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”) to meet minimum capital standards: a 4% core capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-based assets ratios, and an 8% total capital to risk-based assets ratio.

As noted, the risk-based capital standard requires the maintenance of core capital (also referred to as Tier 1 capital) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, an institution that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the institution. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Melrose Cooperative Bank’s capital exceeded all applicable requirements.

New Capital Rule. In July 2013, the federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Melrose Cooperative Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to Melrose Cooperative Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Melrose Cooperative Bank’s most recent rating under Massachusetts law was “Satisfactory.”

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Related Parties. An institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Melrose Cooperative Bank. Melrose Bancorp will be an affiliate of Melrose Cooperative Bank because of its control of Melrose Cooperative Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Melrose Cooperative Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Melrose Cooperative Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Melrose Cooperative Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement responsibility over state non-member banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance. The FDIC also has the authority to terminate deposit insurance.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well-capitalized and well-managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action Regulations. The FDIC is required by law to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

Under FDIC prompt corrective action regulations Melrose Cooperative Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0% in order to be classified as “well-capitalized.” An institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized. An institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2014, Melrose Cooperative Bank met the criteria for being considered “well capitalized.”

The final capital rule adopted in July 2013 modifies the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. Under the new standards, in order to be considered well-capitalized, Melrose Cooperative Bank would have to have a common equity Tier 1 ratio of at least 6.5% (new), a Tier 1 risk-based capital ratio of at least 8.0% more (increased from 6.0%), a total risk-based capital ratio of at least 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). Melrose Cooperative Bank has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 [update/confirm]. We have determined that Melrose Cooperative Bank is well-capitalized under these new standards, as if these new requirements had been in effect on Melrose Cooperative Bank at that date. See “ – New Capital Rule.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Melrose Cooperative Bank. Deposit accounts in Melrose Cooperative Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 60 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund of 2.0%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Melrose Cooperative Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. State non-member banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $89.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $89.0 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $13.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Melrose Cooperative Bank is in compliance with these requirements.

Federal Home Loan Bank System. Melrose Cooperative Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2014, Melrose Cooperative Bank was in compliance with this requirement

Other Regulations

Interest and other charges collected or contracted for by Melrose Cooperative Bank are subject to state usury laws and federal laws concerning interest rates. Melrose Cooperative Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	the Biggert-Watters Flood Insurance Reform Act of 2012; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Melrose Cooperative Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Melrose Cooperative Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires depository institution to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Melrose Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Melrose Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Melrose Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary institution.

Permissible Activities. Melrose Bancorp is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as administered by the Federal Reserve Board. Melrose Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval also is required for Melrose Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would directly or indirectly own or control more than 5% of any class of voting shares of the bank or bank holding company. In evaluating applications by holding companies to acquire depository institutions, the Federal Reserve Board must consider, among other things, the financial and managerial resources and future prospects of the company and institutions involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that meets certain criteria, such as being well-capitalized and well-managed within the meaning of applicable regulations, may elect to become a “financial holding company.” Such an election allows a bank holding company to engage in a broader array of financial activities, including insurance and investment banking.

Source of Strength. The Dodd-Frank Act codified the “source of strength” doctrine. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of managerial and financial strength to their subsidiary banks by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary institution becomes undercapitalized. The policy statement also states that a bank holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Melrose Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a co-operative bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Bank; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.

Federal Securities Laws

Melrose Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Melrose Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock to be issued in the offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by or issued to our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Melrose Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Melrose Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Melrose Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have implemented policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A. Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2014, the net book value of our properties was $1.1 million. The following table sets forth information regarding our offices:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1934	$713

638 Main Street Melrose, Massachusetts 02176

Other Properties:	Owned	1999	$412

630 Main Street Melrose, Massachusetts 02176

ITEM 3. Legal Proceedings

At December 31, 2014, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “MELR.” The approximate number of holders of record of Melrose Bancorp common stock as of December 31, 2014 was 276. Certain shares of Melrose Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Melrose Bancorp does not currently pay cash dividends on its common stock. Dividend payments by Melrose Bancorp are dependent on dividends it receives from Melrose Cooperative Bank, because Melrose Bancorp has no source of income other than dividends from Melrose Cooperative Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Melrose Bancorp and interest payments with respect to Melrose Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Stock Repurchases. Not applicable.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Melrose Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and December 31, 2013 and our results of operations for the years ended December 31, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, and to a much lesser extent, commercial real estate loans, construction loans and consumer loans. We originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, advertising, professional fees, and other expense, consisting primarily of federal deposit insurance assessments and other general and administrative expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 2 of the Notes to Consolidated Financial Statements included in this annual report.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2014, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

The allowance for loan losses is evaluated on a quarterly basis by management. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. For collateral-dependent loans, if the fair value of the loan is less than the loan’s carrying amount, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Deferred Tax Assets. We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments may require us to make projections of future taxable income and/or to carryback to taxable income in prior years. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Total assets increased $16.6 million, or 8.4%, to $213.3 million at December 31, 2014 from $196.7 million at December 2013. The increase was primarily the result of increases in cash and cash equivalents, securities available-for-sale and net loans.

Cash and cash equivalents increased $12.5 million, or 73.5% to $29.5 million at December 31, 2014 from $17.0 million at December 31, 2013. Cash and due from banks increased $8.8 million or 73.3% to $20.8 million at December 31, 2014 from $12.0 million at December 31, 2013. Money market funds increased $3.5 million or 395.7% to $4.3 million at December 31, 2014 from $876,000 at December 31, 2013. These increases were due primarily to the cash received from our stock offering which closed in October 2014.

Securities available-for-sale increased $2.1 million, or 5.3% to $41.8 million at December 31, 2014 from $39.7 million at December 31, 2013. The increase in securities available-for-sale during 2014 was a result of the proceeds of our stock offering.

Net loans increased $1.9 million, or 1.4% to $133.9 million at December 13, 2014 from $132.0 million at December 31, 2013. The increase in net loans in 2014 was due primarily to an increase of $800,000 or 7.9% in home equity lines as well as an increase of $900,000 or 48.1% in construction loans during the year.

At December 31, 2014 our investment in bank-owned life insurance was $5.0 million, an increase of $190,000 or 3.9% from $4.8 million at December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Other assets decreased $24,000, or 12.1% to $175,000 at December 31, 2014 from $199,000 at December 31, 2013. The decrease resulted primarily from the reduction of $20,000 in prepaid federal and state taxes.

Total deposits decreased $8.4 million, or 4.8% to $167.1 million at December 31, 2014 from $175.5 million at December 31, 2013. The decrease resulted primarily from our customers using their deposited funds to purchase Melrose Bancorp stock.

We had no borrowings outstanding at December 31, 2014 or 2013. At December 31, 2014, we had the ability to borrow approximately $86.9 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at December 31, 2014, we had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank.

Total stockholders’ equity increased $24.9 million, or 120.9% to $45.5 million at December 31, 2014 from $20.6 million at December 31, 2013 resulting primarily from the issuance and sale of the Company’s common stock.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General. Net income decreased $901,000, or 123.6% to a loss of $172,000 for the year ended December 31, 2014 from income of $729,000 for the year ended December 31, 2013. Net income decreased primarily due to the donation of $1.4 million to Melrose Cooperative Bank Foundation and the increase in other expenses partially offset by a decrease in income tax expense of $490,000.

Interest and Dividend Income. Interest and dividend income decreased $90,000, or 1.7% to $5.4 million for the year ended December 31, 2014 from $5.5 million for the year ended December 31, 2013 due to a decrease in interest and fees on loans, which decreased to $4.6 million for the year ended December 31, 2014 from $4.7 million for the year ended December 31, 2013. The decrease of $87,000 in interest and fees on loans was the result of a decrease in the average yield earned on loans to 3.50% for 2014 from 3.64% for 2013 due to the low interest rate and competitive environment for the origination of new loans. The average balance of loans increased $2.3 million, or 1.8% to $132.1 million for the year ended December 31, 2014 from $129.8 million for the year ended December 31, 2013 due primarily to new originations of one-to-four family residential real estate loans and construction loans as well as increases in the balances of home equity lines.

Interest and dividends on securities decreased $5,000, or 0.7% to $748,000 for 2014 from $753,000 for 2013 resulting from a decrease of 32 basis points in the average yield on securities to 1.87% for 2014 from 2.19% for 2013 offset in part by an increase of $5.6 million in the average balance of securities year to year.

Other interest income increased $2,000 for the year ended December 31, 2014 due to a $1.6 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $281,000, or 18.2% to $1.3 million for 2014 from $1.5 million for 2013. The decrease was due to a decrease of 16 basis points to 0.79% for 2014 from 0.95% for 2013 in the average rate paid on deposits partially offset by an increase in the average balance of interest-bearing deposits of $3.3 million, or 2.0% to $160.3 million for the year ended 2014 from $163.6 million for 2013.

Net Interest and Dividend Income. Net interest and dividend income increased $191,000, or 4.8% to $4.1 million for the year ended December 31, 2014 from $3.9 million for the year ended December 31, 2013 primarily due to an increase of $12.7 million in our net interest-earning assets to $32.0 million during 2014 from $19.3 million during 2013. This was offset in part as our net interest rate spread decreased three basis points to 2.02% for 2014 from 2.05% for 2013.

Provision for loan Losses. Based on our analysis of the factors described in “Critical Accounting policies – Allowance for loan Losses,” we recorded a provision for loan loss of $10,000 for the year ended December 31, 2014, a decrease of $27,000, or 73.0% from the provision of $37,000 for the year ended December 31, 2013.

The provision for loan losses for the year ended December 31, 2014 reflected no charge-offs for 2014 and net charge-offs of $1,000 for 2013. The allowance for loan losses was $520,000 or 0.39% of total loans, at December 31, 2014, compared to $510,000 or 0.39% of total loans, at December 31, 2013. Total nonperforming loans were $623,000 at December 31, 2014 compared to $336,000 at December 31, 2013. As a percentage of nonperforming loans, the allowance for loan losses was 83.5% at December 31, 2014 compared to 151.8% at December 31, 2013. All nonperforming loans as of December 31, 2014 were deemed to be collectible in full.

Noninterest Income. Noninterest income decreased $60,000 or 16.7% to $299,000 for the year ended December 31, 2014 from $359,000 for the year ended December 31, 2013 due primarily to decreased fees and gain on sales of loans which was offset in part by an increase in early withdrawal penalties.

Gain on sales of loans decreased to $25,000 during 2014 from $105,000 during 2013 as we originated fewer loans for sale. Early withdrawal penalties increased $10,000 to $14,000 for 2014 from $4,000 for 2013 due to an increase in early withdrawals from certificates of deposit.

Noninterest Expense. Noninterest expense increased $1.6 million or 50.0% to $4.8 million for the year ended December 31, 2014 from $3.2 million for the year ended December 31, 2013. Noninterest expense increased primarily due to the donation of $1.4 million to the Melrose Cooperative Bank Foundation and increases to salaries and employee benefits. Salaries and employee benefits increased $153,000 or 7.6% resulting from increased staff as well as normal salary increases and increases in payroll taxes. In addition, ESOP expense was $99,000 in 2014, and there was none in 2013.

Income Tax Expense. Income tax decreased $490,000 or 158.6% to a tax benefit of $181,000 for 2014 from a tax expense of $309,000 for 2013. The tax benefit was due to the loss recorded in 2014, which was primarily due to the donation of $1.4 million to the Melrose Cooperative Bank Foundation. Our effective tax (benefit) rate was (51.4%) for 2014 compared to 29.8% for 2013.

Average Balance Sheets

Average Balances and Yields. The following tables set forth the average balance sheet, average yields and costs, and certain other information for the periods indicated. All average balances are daily or weekly average balances. Management does not believe that the use of weekly average balances instead of daily average balances has caused any material difference in the information presented. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. Tax-free interest has not been tax-effected because it is not significant. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$132,127	$4,631	3.50%	$129,783	$4,718	3.64%
Securities	39,904	748	1.87	34,328	753	2.19
Other interest-earning assets (1)	20,275	25	0.12	18,719	23	0.12

Total interest-earning assets	192,306	5,404	2.81	182,830	5,494	3.00

Noninterest-earning assets	15,988			12,047

Total assets	$208,294			$194,877

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,991	66	0.21	$29,803	99	0.33
Certificates of deposit	74,545	1,034	1.39	82,753	1,252	1.51
Money market accounts	41,250	154	0.37	40,291	184	0.46
NOW accounts	12,528	12	0.09	10,727	12	0.11

Total interest-bearing deposits	160,314	1,266	0.79	163,574	1,547	0.95
Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	160,314	1,266	0.79	163,574	1,547	0.95

Demand deposit accounts	14,197			10,444

Other noninterest-bearing liabilities	1,697			656

Total liabilities	176,208			174,674
Stockholders’ Equity	32,086			20,203

Total liabilities and stockholders’ equity	$208,294			$194,877

Net interest income		$4,138			$3,947

Net interest rate spread (2)			2.02%			2.05%
Net interest-earning assets (3)	$31,992			$19,256

Net interest margin (4)			2.15%			2.16%
Average of interest-earning assets to interest-bearing liabilities	119.96%			111.77%

(Footnotes begin on following page)

(Footnotes from previous page)

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

Interest-earning assets:
Loans	$88	$(175)	$(87)
Securities	(48)	43	(5)
Other interest-earning assets	1	1	2

Total interest-earning assets	41	(131)	(90)

Interest-bearing liabilities:
Deposits:
Savings accounts	8	(41)	(33)
Certificates of deposit	(119)	(99)	(218)
Money market accounts	4	(34)	(30)
NOW accounts	—	—	—

Total interest-bearing deposits	(107)	(174)	(281)
Borrowings	—	—	—

Total interest-bearing liabilities	(107)	(174)	(281)

Change in net interest income	$148	$43	$191

Management of Market Risk

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. Our board of directors is responsible for the review and oversight of our asset/liability strategies. Our Asset/Liability Committee, which is comprised of our senior executive officers and one outside board member, meets quarterly and is charged with developing an asset/liability management plan. Senior management meets regularly to review pricing and liquidity needs and to assess our interest rate risk. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by our board of directors.

The techniques we are currently using to manage interest rate risk include:

•	selling the majority of our fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years and retaining all of the adjustable-rate one- to four-family residential real estate loans that we originate;

•	maintaining a significant portfolio of adjustable-rate one- to four-family residential real estate loans and increasing the amount of adjustable-rate commercial real estate and construction loans in our portfolio;

•	funding a portion of our operations with deposits with terms greater than one year;

•	monitoring core deposit levels and pricing to allow us to remain competitive in obtaining funds and to respond to changes in customer demand and our liquidity needs;

•	focusing our business operations on local retail customers who value our community orientation and personal service and who may be somewhat less sensitive to interest rate changes than wholesale deposit customers; and

•	maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

Depending on market conditions, from time to time we may place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to the difference between long- and short-term interest rates.

Economic Value of Equity. In order to monitor and manage interest rate risk, we use the net present value of equity at risk methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from +300bp to -100bp, because a decline of greater than -100bp is currently highly unlikely. The board of directors and management review the methodology’s measurements on a quarterly basis.

The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may have on our earnings. Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model. These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions. Assumptions are supported with annual back testing of the model to actual market rate shifts.

The table below sets forth, as of December 31, 2014, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Melrose Cooperative Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (Basis Points) (1)	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
	Estimated EVE (2)	Amount of Change	Percent
				EVE Ratio	Change (1)
	(Dollars in thousands)

+300	$79,624	$(17,401)	(17.9)%	35.8%	(4.2)%
+200	85,629	(11,396)	(11.7)	37.2%	(2.8)%
+100	91,130	(5,895)	(6.1)	38.6%	(1.4)%
0	97,025	—	—	40.0%	—%
-100	99,428	2,403	2.5	40.5%	0.5%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures Melrose Cooperative Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates, we would experience a 2.5% increase in economic value of equity. In the event of a 300 basis point increase in interest rates, we would experience a 17.9% decrease in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the table above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Furthermore, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above table does not take into account the changes in the credit risk of our assets that can occur in connection with changes in interest rates.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sale of loans and proceeds from maturities and calls of securities. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee, under the direction of our Chief Executive Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $29.5 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (i) expected loan demand; (ii) expected deposit flows; (iii) yields available on interest-earning deposits; and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.

Net cash provided by operating activities, which consists primarily of net loss, proceeds from loan sales and the contribution of common stock to Melrose Cooperative Bank Foundation, offset by disbursements for loans originated for sale, was $863,000 for the year ended December 31, 2014.

Net cash used in investing activities, which consists primarily of disbursements for purchases of available-for-sale securities and net loan originations and principal collections offset by proceeds from maturities and calls of available-for-sale securities, was $3.2 million for the year ended December 31, 2014.

Financing activities consist of activity in deposit accounts and activity related to the stock offering. We experienced a net decrease in deposits of $8.4 million during the year ended December 31, 2014 and an increase in deposits of $10.3 million during the year ended December 31, 2013. The 2014 decrease was due primarily to the customers use of deposits to purchase stock in the stock offering. Deposit flows were also affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Net proceeds from our offering amounted to $23.3 million after offering costs and the ESOP shares purchased.

At December 31, 2014, we had $3.7 million in commitments to originate loans. In addition to commitments to originate loans, we had $11.4 million in unused lines of credit to borrowers at this date. Certificates of deposit due within one year of December 31, 2014 totaled $32.9 million, or 19.7%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing Federal Home Loan Bank of Boston advances although historically we have not utilized borrowings as a funding source and do not expect to in the future. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, that based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

We are permitted to borrow funds from the Federal Home Loan Bank of Boston and the Co-Operative Central Bank, and at December 31, 2014 we had the ability to borrow $86.9 million from the Federal Home Loan Bank of Boston and $5.0 million from the Co-Operative Central Bank. Historically we have not used borrowings as a funding source, and we had no borrowings at December 31, 2014.

Melrose Cooperative Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, Melrose Cooperative Bank exceeded all regulatory capital requirements. Melrose Cooperative Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Regulations – Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. In addition, we enter into commitments to sell mortgage loans. For additional information, see Note 10 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include maintenance agreements for equipment, agreements with respect to borrowed funds, if any, and deposit liabilities.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 10 of the Notes to our Consolidated Financial Statements.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the Notes to our Consolidated Financial Statements.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

The consolidated audited financial statements for Melrose Bancorp are a part of this Annual Report on Form 10-K and may be found beginning on page 73.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Melrose Bancorp.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of Melrose Bancorp are the same persons who are the directors of Melrose Cooperative Bank. In addition, each executive officer of Melrose Bancorp is also an executive officer of Melrose Cooperative Bank. We expect that Melrose Bancorp and Melrose Cooperative Bank will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Executive Officers of Melrose Bancorp and Melrose Cooperative Bank

The following table sets forth information regarding the executive officers of Melrose Bancorp and Melrose Cooperative Bank. Age information is as of December 31, 2014. The executive officers of Melrose Bancorp and Melrose Cooperative Bank are elected annually.

Name	Age	Position
Jeffrey D. Jones	52	President and Chief Executive Officer
Diane Indorato	59	Senior Vice President, Chief Financial Officer
James Oosterman	54	Vice President – Lending

Directors of Melrose Bancorp and Melrose Cooperative Bank

Melrose Bancorp has seven directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Melrose Cooperative Bank are elected by Melrose Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of December 31, 2014, the years when they began serving as directors of Melrose Cooperative Bank and the years when their current terms expire.

Name (1)	Position(s) Held With Melrose Cooperative Bank	Age	Director Since	Current Term Expires

Candy Brower	Director	65	2000	2017
Jeffrey D. Jones	President, Chief Executive Officer and Director	52	2002	2015
Frank Giso III	Chairman of the Board of Directors	66	1984	2017
William C. Huntress, III	Director	59	1999	2016
Elizabeth McNelis	Director	55	2002	2016
F. Peter Waystack	Director	69	2012	2017
Alan F. Whitney	Director	59	2006	2015

(1)	The mailing address for each person listed is 638 Main Street, Melrose, Massachusetts 02176.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Melrose Cooperative Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

Candy Brower is a principal of Johnson O’Connor Feron & Carucci LLP, a certified public accounting firm headquartered in Wakefield, Massachusetts. Ms. Brower has more than 30 years of public accounting experience.

Ms. Brower’s expertise and background with regard to accounting matters, internal controls, the application of generally accepted accounting principles and business finance provide the board of directors and the Audit Committee with valuable insight into accounting issues involving Melrose Cooperative Bank.

Frank Giso III is a practicing attorney and a retired partner at Choate, Hall & Stewart, a law firm headquartered in Boston, Massachusetts, where he specialized in real estate transactions, finance and development and served as chairman of the firm’s Real Estate Department for over 10 years. Mr. Giso has almost 40 years of experience as a practicing attorney. Mr. Giso is also actively involved in our market area, serving as chairman of the Melrose Housing Authority and as president of the Melrose Affordable Housing Corp.

Mr. Giso’s extensive corporate legal experience provides the board of directors with general business acumen.

William C. Huntress, III is the owner and principal of Huntress Insurance Agency, Inc., an independently owned and operated licensed insurance agency headquartered in Melrose, Massachusetts and having served the Melrose community and surrounding areas since its founding in 1958.

Mr. Huntress’ experience as owner and operator of an insurance agency brings valuable business and leadership skills and financial acumen to the board of directors. Further, his longtime experience as a business owner in the Melrose community provides the board of directors with an important perspective on the development and delivery of product offerings to such business owners.

Jeffrey D. Jones is President and Chief Executive Officer of Melrose Cooperative Bank. Mr. Jones joined Melrose Cooperative Bank in 1987 and held positions of increasing responsibility prior to being named President and Chief Executive Officer in 2001. Mr. Jones is active in a number of civic and charitable organizations. He has served as a director of the Melrose Chamber of Commerce for 15 years. Mr. Jones is a member of the Melrose Rotary Club, a trustee of the Fitch Home in Melrose, a non-profit organization that provides housing for the elderly, a Corporator of the Melrose Wakefield Hospital and a member of its Strategic Planning Committee and since 2003 has been a Selectman for the Town of Essex, including serving as Chairman of the Select Board since 2009.

Mr. Jones’s experience provides the board of directors with a perspective on the day to day operations of Melrose Cooperative Bank and assists the board of directors in assessing the trends and developments in the financial institutions industry on a local and national basis. Mr. Jones has extensive ties to the community that support our business generation.

Elizabeth McNelis is Director of Development for Stoneham Theatre, a live professional theatre located in Stoneham Massachusetts. In this role, Ms. McNelis oversees all facets of fundraising for this non-profit cultural institution including planned gifts, annual campaigns, corporate sponsorships, grant writing, foundation support and event planning.

Ms. McNelis’s position and experience leading fundraising at Stoneham Theatre, her knowledge of the region and her contacts with community leaders provides the board of directors with insight to the many growth efforts being made in Melrose Cooperative Bank’s market area.

F. Peter Waystack is a practicing attorney and partner at Waystack & Kirby LLC, a law firm based in Melrose, Massachusetts which Mr. Waystack founded in 1994. Mr. Waystack has been a practicing attorney since 1974 and specializes in estate planning, real estate conveyances and personal income taxation.

Mr. Waystack’s extensive legal experience assists the board of directors in assessing legal and regulatory matters involving Melrose Cooperative Bank.

Alan F. Whitney is the owner of Alan Whitney Construction Company, Inc., a general contracting company located in Reading, Massachusetts. He has owned and operated a general contracting company for 29 years specializing in residential and commercial building and remodeling.

Mr. Whitney’s lengthy experience as owner and operator of a general contractor brings valuable business and leadership skills and financial acumen to the board of directors. Further, his longtime experience as a business owner in the Melrose community provides the board of directors with an important perspective on the development and delivery of product offerings to such business owners.

Executive Officers Who Are Not Also Directors

Diane Indorato is our Senior Vice President and Chief Financial Officer, positions she has held since 2002. Ms. Indorato has been employed with Melrose Cooperative Bank in positions of increased responsibility since 1980. Ms. Indorato’s responsibilities include the management and supervision of Melrose Cooperative Bank’s finance department, in which capacity she directs preparation of budgets, reviews budget proposals, capital planning and ALCO.

James Oosterman is our Vice President – Lending. He joined Melrose Cooperative Bank in 1998. Mr. Oosterman has over 30 years of experience in the financial services industry and his responsibilities include general oversight of our loan portfolio, including credit quality, loan yield and portfolio growth.

Meetings and Committees of the Board of Directors

We conduct business through meetings of our board of directors and its committees. During 2014, the board of directors of Melrose met 14 times and the board of directors of Melrose Bancorp, which was incorporated in February 2014 and became the bank holding company of Melrose Cooperative Bank upon completion of the conversion and stock offering met 5 times. The board of directors of Melrose Bancorp has established standing committees, including a Compensation Committee, a Nominating and Corporate Governance Committee and an Audit Committee. Each member of the Audit Committee is deemed independent pursuant to the listing standards of the Nasdaq Capital Market, which the Company chooses to follow with regard to this committee, and applicable SEC regulations.

The table below sets forth the directors of each of the listed standing committees as of December 31, 2014, and the number of meetings held by these committees. The board of directors of Melrose Bancorp has designated director Brower as an “audit committee financial expert,” as that term is defined by the rules and regulations of the Securities and Exchange Commission.

	Compensation	Audit	Nominating
	William C. Huntress, III*	Candy Brower*	Elizabeth McNelis*
	Candy Brower	F. Peter Waystack	Candy Brower
	Frank Giso III	Elizabeth McNelis	Frank Giso III
	Jeffrey D. Jones**		William C. Huntress, III
	Elizabeth McNelis		Jeffrey D. Jones**
Number of Meetings in 2014:	3	12	1

*	Denotes committee chair as of December 31, 2014.
**	Mr. Jones served on these committees of Melrose Cooperative Bank prior to the conversion, and does not serve on these committees of Melrose Bancorp.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure in the Company’s Proxy Statement and Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based on the Company’s review of ownership reports and management questionnaires, the Company believes that none of the Company’s executive officers or directors failed to file these reports on a timely basis for 2014.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and all other employees and directors. Persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Melrose Bancorp, Inc., 638 Main Street, Melrose, Massachusetts 02176, Attention Corporate Secretary.

ITEM 11. Executive Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to, or earned by, Mr. Jones, who serves as our President and Chief Executive Officer, Ms. Indorato, who serves as our Senior Vice President and Chief Financial Officer, and Mr. Oosterman, who serves as our Vice President - Lending for the years ended December 31, 2014 and 2013. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table for the Year Ended December 31, 2014 and 2013
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation(1) ($)	All Other Compensation(2) ($)	Total ($)

Jeffrey Jones President and Chief Executive Officer	2014 2013	247,628 220,859	30,204 33,128	20,028 22,754	297,860 276,741

Diane Indorato Senior Vice President and Chief Financial Officer	2014 2013	161,988 147,986	20,399 22,197	16,112 7,788	198,499 177,971

James Oosterman Vice President - Lending	2014 2013	133,540 117,327	17,221 17,599	14,894 6,257	165,655 141,183

(1)	Represents cash incentives earned under the annual incentive program. These amounts were not paid out until 2015. Please see “Executive Compensation-Non-Equity Incentive Program” for further details.
(2)	The amounts reflect what we have paid to, or reimbursed, the applicable Named Executive Officer for employer matching contributions to the 401K plan as well as perquisites or personal benefits that in the aggregate are less than $10,000.

Employment and Change in Control Agreements

Employment Agreement with Jeffrey Jones. In connection with the conversion and stock offering, Melrose Cooperative Bank entered into an employment agreement with Mr. Jones. The employment agreement has an initial term of three years. At least 60 days prior to the anniversary date of the agreement, the disinterested members of the board of directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it must notify Mr. Jones at least 30 days, but not more than 60 days, prior to such date.

The employment agreement provides Mr. Jones with a base salary of $247,628 for 2015. The base salary may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, Mr. Jones will be entitled to participate in any bonus programs and benefit plans that are made available to management employees, and will be reimbursed for all reasonable business expenses incurred.

In the event of Mr. Jones’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” he will receive a severance payment equal to two times his highest annual rate of base salary payable during the calendar year of his date of termination or any of the three calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following Mr. Jones’s date of termination. In addition, Mr. Jones will be entitled to receive from Melrose Cooperative Bank continued life insurance and non-taxable medical and dental insurance coverage under the same cost-sharing arrangements that apply for active employees of Melrose Cooperative Bank. Such coverage will cease upon the earlier of: (i) the date which is two years after Mr. Jones’s date of termination or (ii) the date on which Mr. Jones receives substantially similar benefits from another employer. For purposes of the employment agreement, “good reason” is defined as: (i) a material reduction in base salary or benefits (other than reduction by Melrose Cooperative Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in Mr. Jones’s duties or responsibilities; (iii) a relocation of Mr. Jones’s principal place of employment by more than 25 miles from Melrose Cooperative Bank’s main office location; or (iv) a material breach of the employment agreement by Melrose Cooperative Bank.

If Mr. Jones’s involuntary termination of employment other than for cause, disability or death or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Melrose Bancorp or Melrose Cooperative Bank, he would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of his highest annual rate of base salary payable during the current calendar year of his date of termination or either of the three calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following Mr. Jones’s date of termination. In addition, Mr. Jones would be entitled, at no expense, to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is three years after his date of termination or (ii) the date on which he receives substantially similar benefits from another employer.

In addition, should Mr. Jones become disabled, he will be entitled to disability benefits, if any, provided under a long-term disability plan sponsored by Melrose Cooperative Bank. In the event of Mr. Jones’s death while employed, his beneficiaries will be paid his base salary for one year following death, and his family will continue to receive non-taxable medical and dental coverage for one year thereafter.

Upon any termination of employment that would entitle Mr. Jones to a severance payment (other than a termination in connection with a change in control), Mr. Jones will be required to adhere to one-year non-competition and non-solicitation covenants.

Change in Control Agreements with Diane Indorato and James Oosterman and Other Officers. In connection with the conversion and stock offering, Melrose Cooperative Bank entered into change in control agreements with Ms. Indorato and Mr. Oosterman and with two other officers of Melrose Cooperative Bank. The agreements for all four officers are substantially similar except as distinguished below.

The agreements for Ms. Indorato and Mr. Oosterman have an initial term of two years (1 year for the other two officers’ agreements). At least 60 days prior to the anniversary date of the agreements, the disinterested members of the board of directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of the agreements. If the board of directors determines not to extend the term, it must notify the executive at least 30 days, but not more than 60 days, prior to such date.

In the event that the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Melrose Bancorp or Melrose Cooperative Bank, the executive would be entitled to a severance payment equal to two times (1 time for the other two officers’ agreements) his or her highest annual rate of base salary payable during the current calendar year of the executive’s date of termination or either of the two calendar years immediately preceding his or her date of termination. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, the executive would be entitled to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is two years after his or her date of termination (1 year in the case of the other two officers’ agreements) or (ii) the date on which the executive receives substantially similar benefits from another employer.

Notwithstanding the foregoing, the payments required under the agreements will be reduced to the extent necessary to avoid penalties under Code Section 280G. For purposes of the change in control agreements, “good reason” is defined as: (i) a material reduction in the executive’s base salary or benefits (other than reduction by Melrose Cooperative Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in the executive’s duties or responsibilities; (iii) a relocation of the executive’s principal place of employment by more than 25 miles from Melrose Cooperative Bank’s main office location; or (iv) a material breach of the agreements by Melrose Cooperative Bank.

Non-Equity Incentive Program

For 2014, each Named Executive Officer was eligible to receive an annual incentive award up to a maximum of 15% of his or her base salary, provided certain bank-wide performance objectives were satisfied (which were objectively determinable). The bank-wide performance objectives for 2014 focused on the following metrics: (i) return on assets; (ii) earnings; (iii) asset growth and (iv) audit. Each performance objective was assigned a percentage weight to reflect its importance and the Named Executive Officer’s direct impact in meeting the performance objective. Each Named Executive Officer earned an annual incentive award for the year ended December 31, 2014 equal to 12% of base salary.

Executive Annual Incentive Plan. In connection with the conversion and stock offering, Melrose Cooperative Bank adopted the Melrose Cooperative Bank Executive Annual Incentive Plan for 2015, which will supersede and replace the bonus arrangement described above and better aligns the interests of the executives of Melrose Cooperative Bank with the overall performance of Melrose Cooperative Bank and Melrose Bancorp.

Employees selected by the Compensation Committee, which will include the Named Executive Officers, are eligible to participate in the plan. For each plan year (which is the calendar year), each participant will receive an award agreement which will provide the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Compensation Committee, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to Melrose Cooperative Bank. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

The annual bonus award will be payable to each participant in a cash lump sum within 2.5 months following the end of each plan year, to the extent the performance objectives are determined to be satisfied by the Compensation Committee.

Benefit Plans

401(k) Plan. Melrose Cooperative Bank currently maintains the Melrose Cooperative Bank 401(k) Plan, which is a tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). All employees who have attained age 21 are eligible to participate in the 401(k) Plan. Employees that have completed one year of service during which he or she has worked at least 1,000 hours are eligible to receive a matching employer contribution from Melrose Cooperative Bank.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax and after-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2014, the pre-tax deferral contribution limit is $17,500 provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $5,500 to the 401(k) Plan. In addition to salary deferral contributions, the 401(k) Plan provides that Melrose Cooperative Bank will make a matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to a maximum of 5% of the participant’s compensation earned during the plan year. A participant is always 100% vested in his or her salary deferral contributions. However, a participant will vest in his or her employer matching contributions at a rate of 20% per year after the completion of two years of credited service, such that the participant will be 100% vested upon completion of six years of credited services. The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59 1⁄2 (while employed with Melrose Cooperative Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of a lump sum.

In connection with the conversion, we allowed participants to invest their account balances under the 401(k) Plan in Melrose Bancorp common stock. We also allow participants in the 401(k) Plan to invest future elective deferrals and employer matching contributions in Melrose Bancorp common stock, provided such future investment does not exceed 50% of the contributions.

Defined Benefit Plan. Melrose Cooperative Bank maintained the Cooperative Banks Employees Retirement Association (CBERA) Defined Benefit Plan, which is a multiple-employer tax-qualified defined benefit pension plan (the “Defined Benefit Plan”). In connection with the conversion and stock offering, Melrose Cooperative Bank froze the Defined Benefit Plan effective April 30, 2014 such that no benefits will continue to accrue under, and no new employees are eligible to participate in, the Defined Benefit Plan. The Bank has withdrawn from the Plan.

The normal retirement benefit formula under the plan provided for a benefit, payable at age 65 as a lifetime annuity, equal to: (i) 1.0% of the participant’s “final average compensation,” multiplied by total years of service, plus (ii) 0.50% of the participant’s “covered compensation,” multiplied by total years of service. “Final average compensation” is the participant’s highest three consecutive calendar years’ compensation while participating in the plan. “Covered compensation” means the average Social Security Wage Base (as published by the Social Security Administration) during the 35 years prior to the participant’s Social Security retirement date. A participant vested in his or her benefit under the plan at a rate of 20% per year commencing after the completion of two years of credited service, such that the participant was 100% vested upon completion of six years of credited services. The normal retirement benefit payable in the form either a single life annuity or a joint and survivor annuity, as elected by the participant. A participant elected to retire early and receive a benefit under the plan if he or she attained: (i) age 62; (ii) age 55, with at least five years of service or (iii) age 50, with at least 15 years of service. Notwithstanding the foregoing, each participant’s normal retirement benefit was calculated as of the effective date of the freezing of the Defined Benefit Plan.

Employee Stock Ownership Plan. Effective January 1, 2014, Melrose Cooperative Bank adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and were employed by us as of January 1, 2014 will begin participation in the employee stock ownership plan on the later of the effective date of the employee stock ownership plan or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 8% or 226,366 shares of the total number of shares of Melrose Bancorp common stock issued in the offering, including shares contributed to the charitable foundation. The employee stock ownership plan funded its stock purchase with a loan from Melrose Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Melrose Cooperative Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the loan term of 29.2 years. The interest rate for the employee stock ownership plan loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the loan is repaid by the employee stock ownership plan. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year, beginning after the completion of their first year of service, such that the participants will be 100% vested upon completion of five years of credited services. Participants who were employed by Melrose Cooperative Bank immediately prior to the conversion will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon severance from employment. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Melrose Cooperative Bank will record compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of Melrose Bancorp common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Melrose Bancorp’s earnings. ESOP expense for 2014 amounted to $99,000.

Supplemental Executive Retirement Plan. In connection with the conversion and offering, Melrose Cooperative Bank adopted a non-qualified defined contribution supplemental executive retirement plan (the “New SERP”) that provides supplemental retirement benefits to certain key employees. Each employee designated by the Compensation Committee is eligible to participate in the New SERP, and will begin participation by entering into a participation agreement with Melrose Cooperative Bank. Jeffrey Jones and Diane Indorato are the only participants in the New SERP.

The New SERP replaced the non-qualified defined benefit supplemental executive retirement plan adopted by Melrose Cooperative Bank on November 10, 2011 that was terminated on February 13, 2014 in a manner that complies with Section 409A of the Internal Revenue Code (the “Terminated SERP”). As a result, the accrued benefits thereunder fully expensed by Melrose Cooperative Bank will be paid in full to Jeffrey Jones and Diane Indorato (the only participants in the Terminated SERP) at least 12 months, but no later than 24 months, following the date of termination of the Terminated SERP.

Under the New SERP, Melrose Cooperative Bank will establish a bookkeeping account on behalf of each participant. At the end of each plan year, Melrose Cooperative Bank will contribute a fixed dollar amount to the participant’s account equal to a percentage of the participant’s base salary (the “annual contribution”). The annual contributions for Mr. Jones and Ms. Indorato are equal 21% of base salary and 8% of base salary, respectively. Melrose Cooperative Bank may also provide a discretionary contribution to a participant’s account. The participant’s account will earn interest each year at the Five-Year Treasury Rate in effect on the first business day of each plan year, plus 100 basis points. Each participant will vest in his or her account balance in accordance with the vesting schedule provided in the participation agreement. However, the participant’s account balance will become 100% vested in the event of his or her attainment of the benefit age set forth in the participation agreement, death, disability or involuntary or constructive termination of employment without cause following a change in control of Melrose Cooperative Bank or Melrose Bancorp.

The participant’s vested account balance will be distributed upon the earlier of the participant’s: (i) attainment of the benefit age; (ii) death; (iii) disability; or (iv) termination of employment without cause, and will be payable in a cash lump sum. With regards to payment upon attainment of the benefit age or termination of employment, the participant can elect for the benefit to be payable in equal annual installments not to exceed 10 years.

In the event of the participant’s involuntary or constructive termination of employment without cause within two years following a change in control, the participant’s account will be increased by an amount equal to three annual contributions (or the number of additional annual contributions that would have been made prior to the attainment of the participant’s benefit age, if less), based on the participant’s highest annual rate of base salary payable during the current calendar year of the change in control or the calendar year immediately preceding the change in control.

If a participant receives a benefit under the New SERP (other than in connection with a change in control), the participant will be required to adhere to one-year non-competition and non-solicitation covenants.

Executive Split Dollar Agreement. In connection with the conversion and stock offering, Melrose Cooperative Bank entered into an Executive Split Dollar Agreement with Jeffrey Jones. Under the agreement, Mr. Jones’ designated beneficiary will be entitled to share in the proceeds under a life insurance policy owned by Melrose Cooperative Bank on the life of Mr. Jones. The death benefit payable to Mr. Jones is the lesser of $650,000 or the net death benefit (which is the difference between the cash surrender value of the policy and the total proceeds payable under the policy upon the death of the insured). Melrose Cooperative Bank is the sole beneficiary of any death proceeds remaining after Mr. Jones’ death benefit has been paid to his designated beneficiary, and such proceeds will be utilized by Melrose Cooperative Bank to informally fund the benefits payable to Mr. Jones under the New SERP.

Mr. Jones’s interest in his death benefit will be forfeited upon the earlier of: (i) his termination of employment; or (ii) his attainment of age 65. However, in the event of a change in control of Melrose Cooperative Bank, Mr. Jones’s interest in his death benefit will be forfeited only upon his attainment of age 65, regardless of whether Mr. Jones is employed with Melrose Cooperative Bank or any successor on or after the change in control.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Frank Giso III	27,149	27,149
Candy Brower	18,507	18,507
William C. Huntress, III	17,325	17,325
Elizabeth W. McNelis	19,146	19,146
F. Peter Waystack	15,214	15,214
Alan Whitney	15,914	15,914

Director Fees

In 2014, the Chairman of the Board and each director received an annual retainer of $20,400 and $1,800, respectively. The Chairman of the Audit Committee and the Chairman of the Security Committee were each paid an annual retainer of $6,900. Each member of the Audit Committee and each member of the Security Committee received an annual retainer of $6,400, and each paid member of the Asset-Liability Committee received an annual retainer of $1,200. Each director was also paid $700 for each board meeting attended. Directors who are also employees are not compensated for serving as directors.

ITEM 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of December 31, 2014 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Melrose Employee Stock Ownership Plan 638 Main Street Melrose, Massachusetts 02176	226,366	8.0%

Directors and Executive Officers: (2)

Candy Brower	27,500	1.0%
Jeffrey D. Jones	30,041	1.1%
Frank Giso III	19,000	*
William C. Huntress, III	30,000	1.1%
Elizabeth McNelis	20,000	*
F. Peter Waystack	30,000	1.1%
Alan Whitney	30,000	1.1%
Diane Indorato	29,859	1.1%
James Oosterman	29,960	1.1%

All Directors and Executive Officers as a Group (9 persons)	246,360	8.7%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	The business address of each director and executive officer is 638 Main Street, Melrose, Massachusetts 02176.
*	Less than 1%.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Board Independence

The board of directors has determined that each of our directors, with the exception of director Jones, is “independent” as defined in the listing standards of the Nasdaq Capital Market. Directors Jones is not independent because he is an executive officer of Melrose Bancorp. In determining the independence of the directors listed above, the board of directors considered relationships between Melrose Cooperative Bank and our directors and officers, none of which are required to be reported under “ – Transactions With Certain Related Persons” below, including deposit accounts that our directors maintain at Melrose Cooperative Bank.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Melrose Cooperative Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2014, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Melrose Cooperative Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2014, and were made in compliance with federal banking regulations.

ITEM 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by Shatswell, MacLeod & Company, P.C. for the audit of the Company’s annual financial statements and for the review of the Company’s Forms 10-Q and 10-K for 2014 and 2013 were $83,000 and $37,000, respectively.

Audit-Related Fees. Fees billed for professional services rendered by Shatswell, MacLeod & Company, P.C. that were reasonably related to the performance of the audits described above were $225,461 for 2014. The audit-related fees for 2014 include fees incurred in connection with the Company’s initial stock offering and review of the SEC registration statement filed in connection therewith.

Tax Fees. The aggregate fees billed for professional services by Shatswell, MacLeod & Company, P.C. for tax services were $7,500 and $6,500 for 2014 and 2013, respectively.

All Other Fees. There were no fees billed for professional services rendered for the Company by Shatswell, MacLeod & Company, P.C. for services other than those listed above for 2014 and 2013.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2014 and 2013.

The Audit Committee has considered whether the provision of non-audit services by Shatswell, MacLeod & Company, P.C., relating primarily to tax services, is compatible with maintaining the independence of Shatswell, MacLeod & Company, P.C.. The Audit Committee concluded that performing such services would not affect the independence of Shatswell, MacLeod & Company, P.C. in performing its function as auditor of the Company.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm;

	(B)	Consolidated Balance Sheets at December 31, 2014 and 2013;

	(C)	Consolidated Statements of (Loss) Income for the years ended December 31, 2014 and 2013;

	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013

	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013;

	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of Melrose Bancorp*

	3.2	Bylaws of Melrose Bancorp*

	4	Form of Common Stock Certificate of Melrose Bancorp*

	10.1	Form of Employment Agreement with Jeffrey D. Jones*

	10.2	Form of Change in Control Agreement with Diane Indorato *

	10.3	Form of Change in Control Agreement with James Oosterman *

	10.4	Form of Employee Stock Ownership Plan*

	10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

	10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

	10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

	21	Subsidiaries

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following financial statements for the year ended December 31, 2014, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2015.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

MELROSE BANCORP, INC. AND SUBSIDIARY

The Board of Directors

Melrose Bancorp, Inc.

Melrose, Massachusetts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Melrose Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013 and the related consolidated statements of (loss) income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Melrose Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

SHATSWELL, MacLEOD & COMPANY, P.C.

West Peabody, Massachusetts

March 19, 2015

83 PINE STREET    •    WEST PEABODY, MASSACHUSETTS 01960-3635    •    TELEPHONE (978) 535·0206    •    FACSIMILE (978) 535·9908

smc@shalswell.com                             www.shatswell.com

Part I. – Financial Information

Item 1.	Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,
	2014	2013

Cash and due from banks	$20,760	$11,957
Money market funds	4,342	876
Federal funds sold	4,389	4,162

Cash and cash equivalents	29,491	16,995
Investments in available-for-sale securities (at fair value)	41,775	39,694
Federal Home Loan Bank stock, at cost	437	409
Loans, net of allowance for loan losses of $520 as of December 31, 2014 and $510 as of December 31, 2013	133,910	131,995
Premises and equipment, net	1,254	1,247
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,037	4,847
Accrued interest receivable	382	408
Other assets	175	199

Total assets	$213,342	$196,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,286	$9,574
Interest-bearing	153,785	165,936

Total deposits	167,071	175,510
Deferred tax liability, net	215	332
Other liabilities	593	256

Total liabilities	167,879	176,098

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,829,579 shares at December 31, 2014	28	—
Additional paid-in-capital	26,575	—
Retained earnings	19,832	20,004
Unearned compensation-ESOP	(2,188)	—
Accumulated other comprehensive income	1,216	573

Total stockholders’ equity	45,463	20,577

Total liabilities and stockholders’ equity	$213,342	$196,675

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands)

	Years Ended December 31,
	2014	2013

Interest and dividend income:
Interest and fees on loans	$4,631	$4,718
Interest and dividends on securities
Taxable	747	753
Tax-exempt	1	—
Other interest	25	23

Total interest and dividend income	5,404	5,494

Interest expense:
Interest on deposits	1,266	1,547

Total interest expense	1,266	1,547

Net interest and dividend income	4,138	3,947
Provision for loan losses	10	37

Net interest and dividend income after provision for loan losses	4,128	3,910

Noninterest income:
Fees and service charges	113	93
Gain on sales of loans	25	105
Income on bank-owned life insurance	137	129
Other income	24	32

Total noninterest income	299	359

Noninterest expense:
Salaries and employee benefits	2,163	2,010
Occupancy expense	279	295
Equipment expense	55	50
Data processing expense	293	298
Advertising expense	120	115
Printing and supplies	37	35
FDIC assessment	114	103
Audits and examinations	130	111
Other professional services	64	66
Contribution to Melrose Cooperative Bank Foundation	1,362	—
Other expense	163	148

Total noninterest expense	4,780	3,231

(Loss) income before income tax (benefit) expense	(353)	1,038
Income tax (benefit) expense	(181)	309

Net (loss) income	$(172)	$729

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2014	2013

Net (loss) income	$(172)	$729
Other comprehensive income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	643	8

Comprehensive income	$471	$737

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

(Dollars In Thousands)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	-ESOP	Income	Total
Balance, December 31, 2012	—	$—	$—	$19,275	$—	$565	$19,840
Net income	—	—	—	729	—	—	729
Other comprehensive income, net of tax	—	—	—	—	—	8	8

Balance, December 31, 2013	—	—	—	20,004	—	573	20,577
Net loss	—	—	—	(172)	—	—	(172)
Other comprehensive income, net of tax	—	—	—	—	—	643	643
Proceeds from issuance of common stock for initial public offering, net of offering costs of $1,716	2,723,409	27	25,491	—	—	—	25,518
Issuance of common stock to Melrose Cooperative Bank Foundation	106,170	1	1,061	—	—	—	1,062
Common stock acquired by ESOP (226,366 shares)	—	—	—	—	(2,264)	—	(2,264)
Common stock held by ESOP committed to be released (7,546 shares)	—	—	23	—	76	—	99

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(172)	$729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of securities, net of accretion	3	4
Provision for loan losses	10	37
Change in net deferred loan costs/fees	16	8
Loans originated for sale	(1,750)	(5,000)
Proceeds from sales of loans	1,775	5,324
Gain on sales of loans	(25)	(105)
Gain on sale of other real estate owned	—	(12)
Contribution of common stock to Melrose Cooperative Bank Foundation	1,062	—
Depreciation and amortization	97	84
Decrease in accrued interest receivable	26	2
Decrease in other assets	4	270
Increase in accrued expenses and other liabilities	337	17
Decrease (increase) in income tax receivable	20	(61)
Deferred tax benefit	(502)	(39)
Income on bank-owned life insurance	(137)	(129)
ESOP expense	99	—

Net cash provided by operating activities	863	1,129

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,110)	(13,864)
Proceeds from maturities and calls of available-for-sale securities	5,054	2,588
Purchase of Federal Home Loan Bank stock	(28)	(19)
Loan originations and principal collections, net	(1,941)	(6,292)
Recoveries on loans previously charged off	—	1
Capital expenditures	(104)	(73)
Proceeds from sale of other real estate owned	—	217
Premiums paid on bank-owned life insurance	(53)	(53)

Net cash used in investing activities	(3,182)	(17,495)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	950	5,198
Net (decrease) increase in time deposits	(9,389)	5,111
Proceeds from common stock offering	27,234	—
Costs of common stock offering	(1,716)	—
Common stock acquired by ESOP	(2,264)	—

Net cash provided by financing activities	14,815	10,309

Net increase (decrease) in cash and cash equivalents	12,496	(6,057)
Cash and cash equivalents at beginning of year	16,995	23,052

Cash and cash equivalents at end of year	$29,491	$16,995

Supplemental disclosures:
Interest paid	$1,266	$1,547
Income taxes paid	301	409

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014 and 2013

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

On October 21, 2014, in accordance with a Plan of Conversion (Conversion), Melrose Cooperative Bank completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Melrose Bancorp, Inc. (Company), a stock holding company incorporated in February 2014. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”.

As set forth above, in connection with the Conversion, the Bank established and funded the Melrose Cooperative Bank Foundation (Foundation) with 106,170 shares of the Company’s common stock, plus a cash contribution of $300,000. This contribution resulted in recognition of expense of $1,362,000 in the year ended December 31, 2014 based on the $10 per share offering price, plus $300,000 of cash. The Foundation supports charitable causes and community development activities in the Bank’s area of operations.

Also, in connection with the Conversion, the Bank established an employee stock ownership plan (ESOP), which purchased 226,366 shares of the Company’s common stock at a price of $10 per share.

The Bank at the time of the Conversion, established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the Conversion. The function of the Liquidation Account is to establish a priority on liquidation. The Liquidation Account will be maintained by the Company for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the Regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America (GAAP) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting. The significant accounting policies are summarized below to assist the reader in better understanding the consolidated financial statements and other data contained herein.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary the Bank, and the Bank’s wholly-owned subsidiary, MCBSC, Inc., which is used to hold investment securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, impairment of investment securities and the valuation of deferred tax assets.

RECLASSIFICATION:

Certain amounts in the prior year have been reclassified to be consistent with the current year’s presentation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of December 31, 2014 the Company has total cash and cash equivalents in the following banks:

Eastern Bank        $7,440,000 which represents approximately 16.4% of total stockholders’ equity

State Street Bank  $2,993,000 which represents approximately 6.6% of total stockholders’ equity

As of December 31, 2013, the Company has total cash and cash equivalents in the following banks:

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

The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

•	Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of stockholders’ equity; they are merely disclosed in the notes to the consolidated financial statements.

•	Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized.

•	Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income.

Declines in marketable equity securities below their cost that are deemed other-than-temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. The Membership Stock Investment Requirement is calculated as 0.35% of a member’s Stock Investment Base, subject to a minimum investment of $10,000 and a maximum investment of $25,000,000. The Stock Investment Base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The Activity-Based Stock Investment Requirement is calculated as 3.0% for overnight advances, 4.0% for FHLB advances with original terms to maturity of two days to three months and 4.5% for other advances plus a percentage of advance commitments, 0.5% of standby letters of credit issued by the FHLB and 4.5% of the value of intermediated derivative contracts. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2014, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual lives of the related loans.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ending December 31, 2014 and 2013.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan-to-value ratios greater than 80% require private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this segment also include construction loans and home equity loans and lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

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

BANK-OWNED LIFE INSURANCE:

The Company has purchased insurance policies on the lives of certain directors, executive officers and employees. Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred.

INCOME TAXES:

The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

EMPLOYEE STOCK OWNERSHIP PLAN:

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair value and the cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the formation of the Company was completed on October 22, 2014, earnings per share data is not meaningful for the current and prior comparative periods and is therefore not presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-01, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow-through entities for tax purposes as follows:

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

The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of the amendments in this ASU is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning on or after December 15, 2014, and interim periods within those years. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in this ASU require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. This ASU also includes new disclosure requirements. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. ASU 2014-12 may be adopted either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements, and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Under ASU 2014-13, entities that meet these criteria are provided an alternative under which they can choose to eliminate the difference between the fair value of financial assets and financial liabilities of a consolidated collateralized financing entity. If that alternative is not elected, then ASU 2014-13 indicates that the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured in accordance with ASC 820 - Fair Value Measurement, and differences between the fair value of the financial assets and the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income or loss. The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods beginning after December 15, 2016. The Company anticipates the adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

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

Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this ASU provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” The objective of this ASU is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, the amendments in this ASU clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

In November 2014, the FASB issued ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in this ASU provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity may elect to apply pushdown accounting in its separate financial statements upon a change-in-control event in which an acquirer obtains control of the acquired entity. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did have an impact on the Company’s results of operations or financial position.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the concept of extraordinary items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have an impact on the Company’s results of operations or financial position.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2014:
U.S. Government and federal agency obligations	$4,007	$3	$20	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	544	—	4	540
Corporate bonds and notes	15,238	38	35	15,241
Preferred stock	3,000	—	96	2,904
Mortgage-backed securities	2,138	—	23	2,115
Marketable equity securities	14,780	2,641	436	16,985

	$39,707	$2,682	$614	$41,775

December 31, 2013:
U.S. Government and federal agency obligations	$4,992	$9	$40	$4,961
Corporate bonds and notes	16,250	84	82	16,252
Preferred stock	3,000	—	523	2,477
Marketable equity securities	14,412	2,084	492	16,004

	$38,654	$2,177	$1,137	$39,694

The scheduled maturities of debt securities as of December 31, 2014 are as follows:

Fair Value
(In Thousands)
Due within one year	$5,278
Due after one year through five years	12,990
Due after five years through ten years	1,491
Due after ten years	994
Mortgage-backed securities	2,115
Asset-backed securities	1,011
Preferred stock, no stated maturity	911

$24,790

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity at December 31, 2014.

During the years ended December 31, 2014 and 2013, there were no sales of available-for-sale securities.

The Company had no pledged securities as of December 31, 2014 and December 31, 2013.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2014:
U.S Government and federal agency obligations	$2,006	$6	$1,486	$14	$3,492	$20
Debt securities issued by states of the United States and political subdivisions of the states	540	4	—	—	540	4
Corporate bonds and notes	4,978	11	1,974	24	6,952	35
Preferred stock	—	—	2,904	96	2,904	96
Mortgage-backed securities	2,115	23	—	—	2,115	23
Marketable equity securities	—	—	10,306	436	10,306	436

Total temporarily impaired securities	$9,639	$44	$16,670	$570	$26,309	$614

December 31, 2013:
U.S Government and federal agency obligations	$3,453	$40	$—	$—	$3,453	$40
Corporate bonds and notes	6,404	82	—	—	6,404	82
Preferred stock	2,477	523	—	—	2,477	523
Marketable equity securities	1,113	—	9,999	492	11,112	492

Total temporarily impaired securities	$13,447	$645	$9,999	$492	$23,446	$1,137

December 31, 2014

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2014 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $19,000 and consisted of four securities. Unrealized losses on corporate bonds and notes amounted to $35,000 and consisted of twelve securities. Unrealized losses on municipal bonds amounted to $4,000 and consisted of two securities. Unrealized losses on mortgage-backed and asset-backed securities amounted to $24,000 and consisted of three securities. The unrealized losses on all of these debt securities were each individually less than 2.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Company’s investments in preferred stocks were purchased in the first quarter of 2013, and consist of three investments with unrealized losses amounting to $96,000, or 3.2% of amortized cost. These three investments consist of Kayne Anderson MLP, which has an unrealized loss of $1,000, or 0.1 percent of amortized cost, General Electric Capital Corporation, which has an unrealized loss of $6,000, or 0.6% of amortized cost, and Public Storage Inc., which has an unrealized loss of $89,000, or 8.9% of amortized cost. These losses were due to changes in interest rates. The Company reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of seven mutual funds. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $238,000, or 3.7% of cost basis, with individual losses ranging from 0.8% to 8.4% of the mutual fund’s cost basis; and two mutual funds invest in Government National Mortgage Association (GNMA) securities with a total combined unrealized loss of $198,000, or approximately 4.6% of each mutual fund’s cost basis. These seven mutual funds have been in an unrealized loss position ranging from one to three years. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the year ended December 31, 2014. The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

December 31, 2013

Based on the Bank’s review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2013 to be temporarily impaired and had the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $40,000 and consisted of six securities. Unrealized losses on corporate bonds and notes amounted to $82,000 and consisted of eleven securities. The unrealized losses on these debt securities were individually all less than 4% of amortized cost basis, were all for a period of less than twelve months, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment. The Company’s investments in preferred stocks were purchased in the first quarter of 2013, and consisted of three investments with unrealized losses amounting to $523,000, or 17.4% of amortized cost. These three investments consisted of Kayne Anderson MLP, which had an unrealized loss of $73,000, or 7% of amortized cost, General Electric Capital Corporation, which had an unrealized loss of $204,000, or 20% of amortized cost, and Public Storage Inc., which had an unrealized loss of $246,000, or 25% of amortized cost. These losses were due to changes in interest rates. The Bank reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consisted of eight mutual funds, including one with an unrealized loss of less than $1,000. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $152,000, or 2.4% of cost basis, with individual losses ranging from two to four percent of the mutual fund’s cost basis; and two mutual funds invest in GNMA securities with a total combined unrealized loss of $339,000, or approximately 8% of each mutual fund’s cost basis. These eight mutual funds have been in an unrealized loss position ranging from one to two years. The cause of the impairment in these mutual funds was due to changes in interest rates and the underperformance of most fixed income asset classes during 2013. The Bank considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,
	2014	2013
	(In Thousands)
Real estate loans:
One- to four- family residential	$118,144	$118,328
Home equity loans and lines of credit	10,811	10,037
Commercial	2,462	2,052
Construction	2,787	1,871
Consumer loans	146	121

	134,350	132,409
Allowance for loan losses	(520)	(510)
Deferred loan costs, net	80	96

Net loans	$133,910	$131,995

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended December 31, 2014. Total loans to such persons and their companies amounted to $1,992,000 as of December 31, 2014. During the year ended December 31, 2014, $58,000 of advances were made and principal payments totaled $115,000.

The following tables set forth information on the allowance for loan losses at and for the year ended December 31, 2014 and 2013:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	3	5	7	—	(5)	10

Ending balance	$414	$58	$25	$21	$1	$1	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	1	1	520

Total allowance for loan losses ending balance	$414	$58	$25	$21	$1	$1	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,144	10,811	2,462	2,787	146	—	134,350

Total loans ending balance	$118,144	$10,811	$2,462	$2,787	$146	$—	$134,350

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2013:
Allowance for loan losses:
Beginning balance	$392	$53	$19	$9	$1	$—	$474
Charge-offs	—	(1)	—	—	(1)	—	(2)
Recoveries	—	—	—	—	1	—	1
Provision	22	3	1	5	—	6	37

Ending balance	$414	$55	$20	$14	$1	$6	$510

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	55	20	14	1	6	510

Total allowance for loan losses ending balance	$414	$55	$20	$14	$1	$6	$510

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,328	10,037	2,052	1,871	121	—	132,409

Total loans ending balance	$118,328	$10,037	$2,052	$1,871	$121	$—	$132,409

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30–59 Days	60–89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
December 31, 2014:
Real estate loans:
One- to four- family residential	$817	$122	$113	$1,052	$117,092	$118,144	$—	$421
Home equity loans and lines of credit	—	198	4	202	10,609	10,811	—	202
Commercial	—	—	—	—	2,462	2,462	—	—
Construction	—	—	—	—	2,787	2,787	—	—
Consumer loans	—	1	—	1	145	146	—	—

Total	$817	$321	$117	$1,255	$133,095	$134,350	$—	$623

December 31, 2013:
Real estate loans:
One- to four- family residential	$856	$528	$102	$1,486	$116,842	$118,328	$—	$336
Home equity loans and lines of credit	—	—	—	—	10,037	10,037	—	—
Commercial	—	—	—	—	2,052	2,052	—	—
Construction	—	—	—	—	1,871	1,871	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$856	$528	$102	$1,486	$130,923	$132,409	$—	$336

As of and during the years ended December 31, 2014 and 2013 there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the years ended December 31, 2014 and 2013 there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and commercial loans as follows:

Loans rated 1 - 3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.

For all residential real estate, home equity and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

As of December 31, 2014, one- to four- family residential real estate loans with balances totaling $394,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2013, one- to four- family residential real estate loans with balances totaling $324,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,
	2014	2013
	(In Thousands)
Land	$393	$325
Building and improvements	1,817	1,799
Furniture and equipment	482	489
Data processing equipment	217	205

	2,909	2,818
Accumulated depreciation	(1,655)	(1,571)

	$1,254	$1,247

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of December 31, 2014 and December 31, 2013 was $34,583,000 and $38,393,000, respectively. The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of December 31, 2014 amounted to $12,015,000.

For time deposits as of December 31, 2014 the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2015	$32,869
2016	22,199
2017	10,364
2018	4,913
2019	901

$71,246

Deposits from related parties held by the Bank as of December 31, 2014 and December 31, 2013 amounted to $5,044,000 and $3,883,000, respectively.

NOTE 7 - BORROWED FUNDS

The Company is permitted to borrow from the Federal Reserve Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank of Boston. In addition, the Company has the ability to borrow up to $86.9 million from the Federal Home Loan Bank of Boston (collateralized) and $5.0 million from the Co-Operative Central Bank.

NOTE 8 - INCOME TAXES

	Years Ended December 31,
	2014	2013
	(In Thousands)
Current:
Federal	$274	$302
State	47	46

	321	348

Deferred:
Federal	(312)	(30)
State	(130)	(9)
Change in valuation allowance	(60)	—

	(502)	(39)

Total income tax (benefit) expense	$(181)	$309

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2014	2013
	% of Income	% of Income
Federal income tax at statutory rate	(34.0)%	34.0%
State tax, net of federal tax benefit	(15.5)	2.4
Tax exempt income	(16.1)	(5.0)
Dividends received deduction	(6.7)	(2.0)
ESOP	2.2	—
Valuation allowance	17.0	—
Other	1.7	0.4

Effective tax rates	(51.4)%	29.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$208	$204
Interest on non-performing loans	3	1
Deferred compensation	98	68
Contribution to Melrose Cooperative Bank Foundation	523	—

Gross deferred tax assets	832	273
Valuation allowance	(60)	—

Gross deferred tax assets, net of valuation allowance	772	273

Deferred tax liabilities:
Accelerated depreciation	(124)	(138)
Net unrealized holding gain on available-for-sale securities	(852)	(467)
ESOP	(11)	—

Gross deferred tax liabilities	(987)	(605)

Net deferred tax liability	$(215)	$(332)

In connection with its initial public offering, the Company donated common stock and cash in the amount of $1,362,000 to the Melrose Cooperative Bank Foundation which resulted in a tax benefit of $544,000. As of December 31, 2014 a valuation allowance of $60,000 has been established against deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions. The charitable contribution carryforward of $1,304,000 at December 31, 2014 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $463,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2014 and 2013, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through December 31, 2014.

NOTE 9 - BENEFIT PLANS

The Bank provided pension benefits for its employees through participation in the CBERA Defined Benefit Plan for Financial Institutions (the “Plan”), a tax-qualified defined benefit plan. The Plan’s Employer Identification Number is 04-6035593 and the Plan Number is 334. The Plan operated as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There were no collective bargaining agreements in place that required contributions to the Plan. The Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Plan covered all salaried employees who were at least twenty-one years of age with at least one year of employment with the Bank. The plan was funded by contributions based on actuarial calculations. As is the case with multi-employer plans, separate actuarial valuations are not made with respect to each employer.

Effective April 30, 2014, the Bank froze benefit accruals earned by participants and has withdrawn from the plan. The Bank was later informed by CBERA that it has no future obligations to fund the Plan.

The funded status (market value of plan assets divided by the funding target) was 86% and 88%, respectively, as of January 1, 2014 and 2013. During 2013, the Bank’s funding policy was to make contributions to the Plan in order to achieve a 100% funded status.

Total contributions made to the Plan by participating institutions, as reported on Form 5500, were $9,727,000 and $9,778,000 and respectively, for the Plan years ended December 31, 2013 and 2012.

During the year ended December 31, 2014 and 2013, the Bank contributed $44,000 and $141,000, respectively, to the Plan.

In addition, the Bank also participated in a 401(k) savings plan through CBERA. Eligible employees were able to contribute up to 75% of their salary, subject to IRS limitations, which could have been matched up to 5% by the Bank on a dollar for dollar basis. The Company’s expense under the 401(k) plan was $16,000 and $59,000 for the years ended December 31, 2014 and 2013, respectively. This plan was transferred to Pentegra as of April 1, 2014.

Since April 1, 2014, the Company participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 100% of their salary, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $46,000 for the year ending December 31, 2014.

The Bank adopted Supplemental Executive Retirement Agreements for two executive officers. These agreements were designed to supplement the benefits available through the Bank’s retirement plan. The liability for the benefits amounted to $176,000 and $171,000 at December 31, 2014 and December 31, 2013, respectively, and is included in other liabilities. The expense recognized for these benefits was $5,000 and $60,000 for the years ended December 31, 2014 and 2013 respectively. These agreements were frozen as of February 1, 2014. The related liability amounts will be paid to the executive officers in 2015. The two executive officers now participate in a new plan as follows.

Effective January 1, 2014, the Company established a Supplemental Executive Retirement Plan (SERP Plan). Under the SERP Plan, on a yearly basis, the Company shall credit the participant’s SERP account with the annual contribution specified in the participant’s participation agreement, based on a fixed percent of each participant’s annual salary. The SERP account is an unfunded liability due to each participant and is accruing interest. For the plan year ending December 31, 2014, the related liability amounted to $68,000. Participants vest in full upon attaining five years of service from the date of participation, attainment of benefit age, or following a change in control. As of December 31, 2014, the related liability amounted to $68,000 and is included in other liabilities. 2014 expense for the SERP Plan amounted to $68,000.

The Company has adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees. The Company completed its initial public offering and in connection with the conversion transaction, 226,366 shares of company common stock were purchased by the ESOP at $10.00 per share.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and, possibly, dividends paid on common stock held by the plan over the loan term of 29.2 years.

The trustee holds the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation for the plan year. Generally, participants will receive distributions from the ESOP upon separation from service. The trustee will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

The Company records compensation expense for the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of shares during the period.

At December 31, 2014, the remaining principal balance on the ESOP debt was $2,162,000 and the number of shares held by the ESOP was 226,366.

Total compensation expense recognized in connection with the ESOP was $99,000 for the year ended December 31, 2014.

The remaining principal balance on the ESOP debt as of December 31, 2014 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2015	$46
2016	47
2017	49
2018	51
2019	52
Thereafter	1,917

$2,162

Shares held by the ESOP are as follows as of December 31:

2014
Allocated	7,546
Unallocated	218,820

Shares held by ESOP	226,366

The fair value of unallocated ESOP shares was $2,897,000 at December 31, 2014.

The Company has entered into employment agreements and change in control agreements with certain executive officers which would provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 10 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	December 31,
	2014	2013
	(In Thousands)
Commitments to originate loans	$3,713	$1,918
Unused lines of credit	11,065	11,758
Due to borrowers on unadvanced construction loans	323	886

	$15,101	$14,562

NOTE 11 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement - Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2014 and December 31, 2013. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2014 and 2013.

The Company’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The Company’s investment in debt securities available-for-sale is generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The Company’s impaired loans, if any, are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using level 2 inputs based upon appraisals of similar properties obtained from a third party. For level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2014:
U.S. Government and federal agency obligations	$3,990	$—	$3,990	$—
Debt securities issued by states of the United States and political subdivisions of the states	540	—	540	—
Corporate bonds and notes	15,241	—	15,241	—
Preferred stock	2,904	2,904	—	—
Mortgage-backed securities	2,115	—	2,115	—
Marketable equity securities	16,985	16,985	—	—

Totals	$41,775	$19,889	$21,886	$—

December 31, 2013:
U.S. Government and federal agency obligations	$4,961	$—	$4,961	$—
Corporate bonds and notes	16,252	—	16,252	—
Preferred stock	2,477	2,477	—	—
Marketable equity securities	16,004	16,004	—	—

Totals	$39,694	$18,481	$21,213	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At December 31, 2014 and 2013, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,491	$29,491	$—	$—	$29,491
Available-for-sale securities	41,775	19,889	21,886	—	41,775
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	133,910	—	—	135,513	135,513
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	382	382	—	—	382

Financial liabilities:
Deposits	167,071	—	167,881	—	167,881

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,995	$16,995	$—	$—	$16,995
Available-for-sale securities	39,694	18,481	21,213	—	39,694
Federal Home Loan Bank stock	409	409	—	—	409
Loans, net	131,995	—	—	132,139	132,139
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	408	408	—	—	408

Financial liabilities:
Deposits	175,510	—	176,622	—	176,622

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income included in stockholders’ equity are as follows:

	Years Ended December 31,
	2014	2013
	(In Thousands)

Net unrealized holding gains on available-for-sale securities	$1,028	$96
Reclassification adjustment for realized gains in net (loss) income	—	—

Other comprehensive income before income tax effect	1,028	96
Income tax expense	(385)	(88)

Other comprehensive income, net of tax	$643	$8

Accumulated other comprehensive income as of December 31, 2014 and 2013 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2014 and 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollar amounts in thousands)
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$32,874	27.53%	$9,552	8.00%	$11,940	10.00%
Tier 1 Capital (to Risk Weighted Assets)	31,364	26.27	4,776	4.00	7,164	6.00
Tier 1 Capital (to Average Assets)	31,364	14.78	8,490	4.00	10,613	5.00

As of December 31, 2013:
Total Capital (to Risk Weighted Assets)	21,229	17.95	9,464	8.00	11,830	10.00
Tier 1 Capital (to Risk Weighted Assets)	20,004	16.91	4,732	4.00	7,098	6.00
Tier 1 Capital (to Average Assets)	20,004	10.09	7,933	4.00	9,916	5.00

Basel III:

On July 2, 2013, the Federal Reserve Bank (FRB) approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the FRB. On April 8, 2014, the FDIC adopted as final its interim final rule, which is identical in substance to the final rules issued by the FRB in July 2013. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules will begin for the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule and should be fully phased-in by January 1, 2019. Management believes that the Bank’s capital levels will remain characterized as “well-capitalized” under the new rules.

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

NOTE 15 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

BALANCE SHEET

(In Thousands)

December 31, 2014

Cash and due from banks	$6,782
Money market funds	567

Cash and cash equivalents	7,349
Investments in available-for-sale securities (at fair value)	2,867
Investment in subsidiary, Melrose Cooperative Bank	32,595
Loan receivable ESOP	2,162
Accrued interest receivable	3
Deferred tax asset	473
Other assets	14

Total assets	$45,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$—
Stockholders’ equity	45,463

Total liabilities and stockholders’ equity	$45,463

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENT OF LOSS

(In Thousands)

For the period October 22, 2014 to December 31, 2014

Interest and dividend income:
Interest on ESOP loan	$14
Interest and dividends on securities	3

Total interest and dividend income	17

Noninterest expense:
Contribution to Melrose Cooperative Bank Foundation	1,362

Loss before undistributed loss of subsidiary and income tax benefit	(1,345)
Undistributed loss of subsidiary	(14)

Loss before income tax benefit	(1,359)
Income tax benefit	477

Net loss	$(882)

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

(In Thousands)

For the period October 22, 2014 to December 31, 2014

Cash flows from operating activities:
Net loss	$(882)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued interest receivable	(3)
Increase in income tax receivable	(14)
Deferred tax benefit	(463)
Contribution to Melrose Cooperative Bank Foundation	1,062
Equity in undistributed loss of subsidiary	14

Net cash used in operating activities	(286)

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,946)
Proceeds from maturities of available-for-sale securities	53
Investment in subsidiary, Melrose Cooperative Bank	(12,828)
Loan to ESOP	(2,162)

Net cash used in investing activities	(17,883)

Cash flows from financing activities:
Net proceeds from issuance of common stock	25,518

Net cash provided by financing activities	25,518

Net increase in cash and cash equivalents	7,349
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$7,349

NOTE 16 - QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,342	$1,322	$1,330	$1,410
Interest expense	328	313	317	308

Net interest and dividend income	1,014	1,009	1,013	1,102
Provision for loan losses	2	8	—	—

Net interest and dividend income, after provision for loan losses	1,012	1,001	1,013	1,102
Total noninterest income	60	68	54	117
Total noninterest expense	844	768	838	2,330

Income (loss) before income taxes	228	301	229	(1,111)
Provision (benefit) for income taxes	69	99	69	(418)

Net income (loss)	$159	$202	$160	$(693)

	Year Ended December 31,
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,366	$1,372	$1,367	$1,389
Interest expense	376	400	396	375

Net interest and dividend income	990	972	971	1,014
Provision for loan losses	15	16	5	1

Net interest and dividend income, after provision for loan losses	975	956	966	1,013
Total noninterest income	82	88	74	115
Total noninterest expense	803	759	841	828

Income before income taxes	254	285	199	300
Provision for income taxes	82	89	63	75

Net income	$172	$196	$136	$225

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: March 25, 2015	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey D. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2015
Jeffrey D. Jones

/s/ Diane Indorato	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2015
Diane Indorato

/s/ Frank Giso III	Chairman of the Board	March 25, 2015
Frank Giso III

/s/ Candy Brower	Director	March 25, 2015
Candy Brower

/s/ William C. Huntress, III	Director	March 25, 2015
William C. Huntress, III

/s/ Elizabeth W. McNelis	Director	March 25, 2015
Elizabeth W. McNelis

/s/ F. Peter Waystack	Director	March 25, 2015
F. Peter Waystack

/s/ Alan F. Whitney	Director	March 25, 2015
Alan F. Whitney

EXHIBIT INDEX

3.1	Articles of Incorporation of Melrose Bancorp*

3.2	Bylaws of Melrose Bancorp*

4	Form of Common Stock Certificate of Melrose Bancorp*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato *

10.3	Form of Change in Control Agreement with James Oosterman *

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements for the year ended December 31, 2014, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.