Form 10-K/A
period 2014-12-31
Melrose Bancorp, Inc.
filed 2015-04-17
CIK 1600890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2014.
OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:   001-36702

MELROSE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-0967316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

638 Main Street, Melrose, Massachusetts	02176
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (781) 665-2500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES __      NO X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES __   NO X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES X       NO __

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES X      NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ___                                                                 Accelerated filer  ___

Non-accelerated filer  ___                                                                        Smaller reporting company  X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES      NO X

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Form 10-K/A is being filed as an amendment (“Amendment No. 1”) to the Annual Report on Form 10-K of Melrose Bancorp, Inc. for the year ended December 31, 2014 (the “Original Filing”), filed with the Securities and Exchange Commission on March 27, 2015.  The sole purpose of filing this Amendment No. 1 is to replace the beneficial ownership table in Item 12, Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters. Item 12 is being re-filed in this Amendment No. 1 in its entirety pursuant to Securities Exchange Act Rule 12b-15. No other changes have been made to Item 12 or to the Original Filing.

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

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Melrose Employee Stock Ownership Plan 638 Main Street Melrose, Massachusetts 02176	226,366	8.0%

Directors and Executive Officers: (2)

Candy Brower	27,500	*
Jeffrey D. Jones	41,481	1.5
Frank Giso III	39,000	1.4
William C. Huntress, III	40,000	1.4
Elizabeth McNelis	30,800	1.1
F. Peter Waystack	40,000	1.4
Alan Whitney	33,100	1.2
Diane Indorato	33,438	1.2
James Oosterman	40,779	1.4

All Directors and Executive Officers as a Group (9 persons)	326,098	11.5%

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

(2)The business address of each director and executive officer is 638 Main Street, Melrose, Massachusetts 02176.
*	Less than 1%.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: April 16, 2015	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer (Duly Authorized Representative)