Form 10-Q
period 2015-03-31
Melrose Bancorp, Inc.
filed 2015-05-15
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, 2,829,579 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and due from banks	$20,156	$20,760
Money market funds	2,396	4,342
Federal funds sold	3,041	4,389

Cash and cash equivalents	25,593	29,491
Investments in available-for-sale securities (at fair value)	44,756	41,775
Federal Home Loan Bank stock, at cost	437	437
Loans, net of allowance for loan losses of $521 at March 31, 2015 and $520 at December 31, 2014	134,825	133,910
Premises and equipment, net	1,240	1,254
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,071	5,037
Accrued interest receivable	403	382
Other assets	108	175

Total assets	$213,314	$213,342

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$14,377	$13,286
Interest-bearing	152,329	153,785

Total deposits	166,706	167,071
Deferred tax liability, net	298	215
Other liabilities	529	593

Total liabilities	167,533	167,879

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,829,579 shares at March 31, 2015 and December 31, 2014	28	28
Additional paid-in-capital	26,581	26,575
Retained earnings	19,981	19,832
Unearned compensation—ESOP	(2,169)	(2,188)
Accumulated other comprehensive income	1,360	1,216

Total stockholders’ equity	45,781	45,463

Total liabilities and stockholders’ equity	$213,314	$213,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$1,163	$1,147
Interest and dividends on securities:
Taxable	201	192
Tax-exempt	5	—
Other interest	8	3

Total interest and dividend income	1,377	1,342

Interest expense:
Interest on deposits	299	328

Total interest expense	299	328

Net interest and dividend income	1,078	1,014
Provision for loan losses	—	2

Net interest and dividend income after provision for loan losses	1,078	1,012

Noninterest income:
Fees and service charges	20	21
Gain on sale of securities	1	—
Gain on sales of loans	—	9
Income on bank-owned life insurance	20	23
Other income	2	7

Total noninterest income	43	60

Noninterest expense:
Salaries and employee benefits	587	546
Occupancy expense	77	73
Equipment expense	12	13
Data processing expense	77	74
Advertising expense	28	28
Printing and supplies	6	9
FDIC assessment	29	27
Audits and examinations	42	27
Other professional services	27	18
Other expense	28	29

Total noninterest expense	913	844

Income before income tax expense	208	228
Income tax expense	59	69

Net income	$149	$159

Earnings Per Share:
Basic	$0.06	N/A
Diluted	$0.06	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Three Months Ended March 31,
	2015	2014
	(unaudited)
Net income	$149	$159
Other comprehensive income, net of tax:
Net change in unrealized holding gain on available-for-sale securities	144	292

Comprehensive income	$293	$451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

(In Thousands, Except Share Data)

(Unaudited)

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-in-	Retained	Compensation	Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	Income	Total
Balance, December 31, 2013	—	$—	$—	$20,004	$—	$573	$20,577
Net income	—	—	—	159	—	—	159
Other comprehensive income, net of tax	—	—	—	—	—	292	292

Balance, March 31, 2014	—	$—	$—	$20,163	$—	$865	$21,028

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463
Net income	—	—	—	149	—	—	149
Other comprehensive income, net of tax	—	—	—	—	—	144	144
ESOP shares committed to be released (1,887 shares)	—	—	6	—	19	—	25

Balance, March 31, 2015	2,829,579	$28	$26,581	$19,981	$(2,169)	$1,360	$45,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$149	$159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net of accretion	6	2
Gain on sale of securities	(1)	—
Provision for loan losses	—	2
Change in net deferred loan costs/fees	1	4
Loans originated for sale	—	(1,167)
Proceeds from sales of loans	—	994
Gain on sales of loans	—	(9)
Depreciation and amortization	24	22
(Increase) decrease in accrued interest receivable	(21)	34
Decrease (increase) in other assets	43	(438)
(Decrease) increase in accrued expenses and other liabilities	(64)	140
Decrease in income tax receivable	24	70
Deferred tax benefit	(1)	(6)
Income on bank-owned life insurance	(20)	(23)
ESOP expense	25	—

Net cash provided by (used in) operating activities	165	(216)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,994)	(1,090)
Proceeds from sale of available-for-sale securities	1,034	—
Proceeds from maturities and calls of available-for-sale securities	202	1,000
Loan originations and principal collections, net	(917)	637
Recoveries on loans previously charged-off	1	—
Capital expenditures	(10)	—
Premiums paid on bank-owned life insurance	(14)	(14)

Net cash (used in) provided by investing activities	(3,698)	533

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	240	2,182
Net decrease in time deposits	(605)	(6,845)

Net cash used in financing activities	(365)	(4,663)

Net decrease in cash and cash equivalents	(3,898)	(4,346)
Cash and cash equivalents at beginning of period	29,491	16,995

Cash and cash equivalents at end of period	$25,593	$12,649

Supplemental disclosures:
Interest paid	$299	$329
Income taxes paid	36	5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1—NATURE OF OPERATIONS

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

On October 21, 2014, in accordance with a Plan of Conversion (Conversion), Melrose Cooperative Bank completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Melrose Bancorp, Inc. (Company), a stock holding company incorporated in February 2014. In connection with the conversion, the Company sold 2,723,409 shares of common stock, including 226,366 shares to a newly established employee stock ownership plan, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation (the “Foundation”), resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of March 31, 2015 and for the interim periods ended March 31, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, impairment of securities and deferred income taxes.

CASH AND CASH EQUIVALENTS:

As of March 31, 2015 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,298,000, which represents approximately 13.8% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.5% of total stockholders’ equity

As of December 31, 2014, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$7,440,000, which represents approximately 16.4% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted EPS, if presented, reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used. Because the formation of the Company was completed on October 22, 2014, EPS data is not meaningful for prior comparative periods and is therefore not presented.

The calculation of basic and diluted EPS is presented below. There were no common stock equivalents in the three month period ending March 31, 2015.

Three Months Ended
March 31, 2015
Net income (In Thousands)	$149

Basic Common Shares:
Weighted average common shares outstanding	2,829,579
Weighted average unallocated ESOP shares	(218,820)

Basic and diluted weighted average shares outstanding	2,610,759

Basic earnings per share	$0.06

Diluted earnings per share	$0.06

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized
	Basis	Gains	Losses	Fair Value
	(In Thousands)
March 31, 2015: (unaudited)
U.S. government and federal agency obligations	$4,997	$8	$18	$4,987
Debt securities issued by states of the United States and political subdivisions of the states	542	—	3	539
Corporate bonds and notes	16,602	52	14	16,640
Preferred stock	3,000	34	32	3,002
Mortgage-backed securities	2,444	—	22	2,422
Marketable equity securities	14,875	2,698	407	17,166

	$42,460	$2,792	$496	$44,756

December 31, 2014:
U.S. government and federal agency obligations	$4,007	$3	$20	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	544	—	4	540
Corporate bonds and notes	15,238	38	35	15,241
Preferred stock	3,000	—	96	2,904
Mortgage-backed securities	2,138	—	23	2,115
Marketable equity securities	14,780	2,641	436	16,985

	$39,707	$2,682	$614	$41,775

The scheduled maturities of debt securities were as follows as of the dates indicated:

Fair
Value
(In Thousands)
March 31, 2015 (unaudited)
Due within one year	$6,772
Due after one year through five years	13,399
Due after five years through ten years	2,016
Due after ten years	1,022
Mortgage-backed securities	2,422
Asset-backed securities	991
Preferred stock, no stated maturity	968

$27,590

Fair
Value
(In Thousands)
December 31, 2014
Due within one year	$5,278
Due after one year through five years	12,990
Due after five years through ten years	1,491
Due after ten years	994
Mortgage-backed securities	2,115
Asset-backed securities	1,011
Preferred stock, no stated maturity	911

$24,790

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of March 31, 2015 (unaudited) and December 31, 2014.

During the three months ended March 31, 2015, proceeds from the sale of an available-for-sale security amounted to $1,034,000. The gross realized gain on the sale amounted to $1,000 and there were no gross realized losses. The tax expense applicable to the realized gain for the three months ended March 31, 2015 amounted to less than $1,000. During the three months ended March 31, 2014, there were no sales of available-for-sale securities.

The Company had no pledged securities as of March 31, 2015 (unaudited) and December 31, 2014.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2015: (unaudited)
U.S. government and federal agency obligations	$1,490	$12	$1,495	$6	$2,985	$18
Debt securities issued by states of the United States and political subdivisions of the states	539	3	—	—	539	3
Corporate bonds and notes	1,004	5	1,489	9	2,493	14
Preferred stock	—	—	938	32	938	32
Mortgage-backed securities	2,423	22	—	—	2,423	22
Marketable equity securities	—	—	9,363	407	9,363	407

Total temporarily impaired securities	$5,456	$42	$13,285	$454	$18,741	$496

December 31, 2014:
U.S. government and federal agency obligations	$2,006	$6	$1,486	$14	$3,492	$20
Debt securities issued by states of the United States and political subdivisions of the states	540	4	—	—	540	4
Corporate bonds and notes	4,978	11	1,974	24	6,952	35
Preferred stock	—	—	2,904	96	2,904	96
Mortgage-backed securities	2,115	23	—	—	2,115	23
Marketable equity securities	—	—	10,306	436	10,306	436

Total temporarily impaired securities	$9,639	$44	$16,670	$570	$26,309	$614

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s review of securities in the investment portfolio, management deemed securities with unrealized losses as of March 31, 2015 (unaudited) and December 31, 2014 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of these reviews is as follows.

March 31, 2015 (unaudited)

Unrealized losses on U.S. Government and federal agency obligations amounted to $18,000 and consisted of four securities. Unrealized losses on corporate bonds and notes amounted to $14,000 and consisted of four securities. The unrealized losses on these debt securities were individually all less than 2.5% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

Unrealized losses on preferred stocks amounted to $32,000, or 3.2%, of amortized cost and consisted of one investment. This loss was due to changes in interest rates. The Company reviewed this investment for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of six mutual funds. Four mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $222,000, or 4.1% of cost basis, with individual losses ranging from 0.1% to 0.7% of the mutual fund’s cost basis; and two mutual funds invest in Government National Mortgage Association (GNMA) securities with a total combined unrealized loss of $185,000, or approximately 4.3% of each mutual fund’s cost basis. These six mutual funds have been in an unrealized loss position ranging from one to three years. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the three months ended March 31, 2015 (unaudited). The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

December 31, 2014

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

Unrealized losses on marketable equity securities consist of seven mutual funds. Five mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $238,000, or 3.7% of cost basis, with individual losses ranging from 0.8% to 8.4% of the mutual fund’s cost basis; and two mutual funds invest in GNMA securities with a total combined unrealized loss of $198,000, or approximately 4.6% of each mutual fund’s cost basis. These seven mutual funds have been in an unrealized loss position ranging from one to three years. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the year ended December 31, 2014. The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

NOTE 4—LOANS

Loans consisted of the following at:

	March 31,	December 31,
	2015	2014
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$118,998	$118,144
Home equity loans and lines of credit	10,802	10,811
Commercial	2,472	2,462
Construction	2,854	2,787
Consumer loans	141	146

Total loans	135,267	134,350
Allowance for loan losses	(521)	(520)
Deferred loan costs, net	79	80

Net loans	$134,825	$133,910

The following tables set forth information on the allowance for loan losses at and for the three months ended (unaudited):

	Real Estate:
	One- to four-	Home Equity Loans			Consumer
	family Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
	(In Thousands)
Three Months Ended March 31, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	1	—	1
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$414	$58	$25	$21	$2	$1	$521

At March 31, 2015 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	2	1	521

Total allowance for loan losses ending balance	$414	$58	$25	$21	$2	$1	$521

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,998	10,802	2,472	2,854	141	—	135,267

Total loans ending balance	$118,998	$10,802	$2,472	$2,854	$141	$—	$135,267

Three Months Ended March 31, 2014 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(8)	(1)	10	5	—	(4)	2

Ending balance	$406	$54	$30	$19	$1	$2	$512

The following tables set forth information on the allowance for loan losses at December 31, 2014:

	Real Estate:
	One- to four-	Home Equity Loans			Consumer
	family Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
	(In Thousands)
At December 31, 2014:
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	1	1	520

Total allowance for loan losses ending balance	$414	$58	$25	$21	$1	$1	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,144	10,811	2,462	2,787	146	—	134,350

Total loans ending balance	$118,144	$10,811	$2,462	$2,787	$146	$—	$134,350

The following tables set forth information regarding nonaccrual loans and past-due loans:

							90 Days or More
	30 - 59	60 - 89	90 Days or	Total Past	Total		Past Due and	Non-
	Days	Days	More Past Due	Due	Current	Total	Accruing	Accrual
	(In Thousands)
At March 31, 2015 (unaudited)
Real estate loans:
One-to four-family residential	$1,099	$25	$268	$1,392	$117,606	$118,998	$—	$505
Home equity loans and lines of credit	—	—	202	202	10,600	10,802	—	202
Commercial	—	—	—	—	2,472	2,472	—	—
Construction	—	—	—	—	2,854	2,854	—	—
Consumer loans	3	—	—	3	138	141	—	—

Total	$1,102	$25	$470	$1,597	$133,670	$135,267	$—	$707

At December 31, 2014
Real estate loans:
One-to four-family residential	$817	$122	$113	$1,052	$117,092	$118,144	$—	$421
Home equity loans and lines of credit	—	198	4	202	10,609	10,811	—	202
Commercial	—	—	—	—	2,462	2,462	—	—
Construction	—	—	—	—	2,787	2,787	—	—
Consumer loans	—	1	—	1	145	146	—	—

Total	$817	$321	$117	$1,255	$133,095	$134,350	$—	$623

As of and during the three months ended March 31, 2015 and 2014 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the three months ended March 31, 2015 and 2014 (unaudited) there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

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

As of March 31, 2015 (unaudited), one- to four- family residential real estate loans with balances totaling $375,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2014, one- to four- family residential real estate loans with balances totaling $394,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5—PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	March 31,	December 31,
	2015	2014
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	491	482
Data processing equipment	218	217

	2,919	2,909
Accumulated depreciation	(1,679)	(1,655)

	$1,240	$1,254

NOTE 6—DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of March 31, 2015 (unaudited) and December 31, 2014 was $34,640,000 and $34,583,000, respectively. The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of March 31, 2015 (unaudited) and December 31, 2014 amounted to $12,500,000 and $12,015,000, respectively.

For time deposits as of March 31, 2015 (unaudited) the scheduled maturities for each of the following years ended March 31 are as follows:

(In Thousands)
2016	$33,212
2017	26,985
2018	4,761
2019	5,073
2020	610

$70,641

Deposits from related parties held by the Bank as of March 31, 2015 (unaudited) and December 31, 2014 amounted to $5,425,000 and $5,044,000, respectively.

NOTE 7—BORROWED FUNDS

The Company is permitted to borrow from the Federal Reserve Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank of Boston. In addition, as of March 31, 2015 (unaudited) the Company has the ability to borrow up to $88.3 million from the Federal Home Loan Bank of Boston (collateralized) and $5.0 million from the Co-Operative Central Bank.

NOTE 8—FINANCIAL INSTRUMENTS

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

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
	(unaudited)
Commitments to originate loans	$2,072	$3,713
Unused lines of credit	11,415	11,065
Due to borrowers on unadvanced construction loans	491	323

	$13,978	$15,101

NOTE 9—FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014.

The Company’s investments in preferred stock and marketable equity securities are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2015: (unaudited)
U.S. government and federal agency obligations	$4,987	$—	$4,987	$—
Debt securities issued by states of the United States and political subdivisions of the states	539	—	539	—
Corporate bonds and notes	16,640	—	16,640	—
Preferred stock	3,002	3,002	—	—
Mortgage-backed securities	2,422	—	2,422	—
Marketable equity securities	17,166	17,166	—	—

Totals	$44,756	$20,168	$24,588	$—

December 31, 2014:
U.S. government and federal agency obligations	$3,990	$—	$3,990	$—
Debt securities issued by states of the United States and political subdivisions of the states	540	—	540	—
Corporate bonds and notes	15,241	—	15,241	—
Preferred stock	2,904	2,904	—	—
Mortgage-backed securities	2,115	—	2,115	—
Marketable equity securities	16,985	16,985	—	—

Totals	$41,775	$19,889	$21,886	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At March 31, 2015 (unaudited) and December 31, 2014, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2015 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,593	$25,593	$—	$—	$25,593
Available-for-sale securities	44,756	20,168	24,588	—	44,756
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	134,825	—	—	135,719	135,719
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	403	403	—	—	403
Financial liabilities:
Deposits	166,706	—	167,881	—	167,881

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,491	$29,491	$—	$—	$29,491
Available-for-sale securities	41,775	19,889	21,886	—	41,775
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	133,910	—	—	135,513	135,513
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	382	382	—	—	382
Financial liabilities:
Deposits	167,071	—	167,881	—	167,881

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10—OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income, included in stockholders’ equity, are as follows:

	For the three months ended March 31,
	2015	2014
	(In Thousands)
	(unaudited)
Net unrealized holding gains on available-for-sale securities	$229	$455
Reclassification adjustment for realized gains in net income (1)	(1)	—

Other comprehensive income before income tax effect	228	455
Income tax expense	(84)	(163)

Other comprehensive income, net of tax	$144	$292

(1)	Reclassification adjustments include realized securities gains. Gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount is reflected as a gain on sale of securities, the tax effect is included in income tax expense, and the after-tax amount is included in net income.

Accumulated other comprehensive income as of March 31, 2015 (unaudited) and December 31, 2014 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 11—REGULATORY MATTERS

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	March 31, 2015	December 31, 2014
	(Dollars in Thousands)
Regulatory Capital:
Stockholders’ Equity	$32,882	$32,595
Less: Net unrealized gains on investment securities	(1,375)	(1,231)

Common Equity Tier 1 Capital	31,507	N/A

Tier 1 Capital	31,507	31,364
Allowable Reserve for Credit Losses and Unfunded Commitments	1,552	1,510

Total Regulatory Capital (1)	$33,059	$32,874

Risk-weighted assets (1)	$116,880	$119,395
Key Regulatory Capital Ratios (1):
Common Equity Tier 1 Capital Ratio	26.96%	N/A
Tier 1 Capital Ratio	26.96%	26.27%
Total Capital Ratio	28.28%	27.53%
Tier 1 Leverage Ratio	15.10%	14.78%

(1)	March 31, 2015 capital levels and ratios were calculated under the new capital regulations, which became effective January 1, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014

Total assets decreased $28,000, or 0.01%, to $213.3 million at March 31, 2015 from $213.3 million at December 31, 2014. The decrease was primarily the result of a decrease in cash and cash equivalents and other assets, partially offset by an increase in securities available-for-sale, net loans and bank-owned life insurance.

Cash and cash equivalents decreased $3.9 million, or 13.2%, to $25.6 million at March 31, 2015 from $29.5 million at December 31, 2014. Cash and due from banks decreased $604,000, or 2.9%, to $20.2 million at March 31, 2015 from $20.8 million at December 31, 2014. Money market funds decreased $1.9 million, or 44.8%, to $2.4 million at March 31, 2015 from $4.3 million at December 31, 2014. Federal funds sold decreased $1.3 million, or 30.7%, to $3.0 million at March 31, 2015 from $4.4 million at December 31, 2014. These decreases were due primarily to the cash received from our initial public offering in October 2014 being invested into securities available-for-sale and one-to-four family residential loans.

Securities available-for-sale increased $3.0 million, or 7.1%, to $44.8 million at March 31, 2015 from $41.8 million at December 31, 2014. The increase in securities available-for-sale during 2015 was a result of the investment of the proceeds of our initial public offering in October 2014.

Net loans increased $915,000, or 0.7%, to $134.8 million at March 31, 2015 from $133.9 million at December 31, 2014. The increase in net loans was due primarily to an increase of $854,000, or 0.7%, in one-to-four family residential loans as well as an increase of $67,000, or 2.4%, in construction loans during the quarter ended March 31, 2015.

At March 31, 2015 our investment in bank-owned life insurance was $5.1 million, an increase of $34,000, or 0.7%, from $5.0 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Other assets decreased $67,000, or 38.3%, to $108,000 at March 31, 2015 from $175,000 at December 31, 2014. The decrease resulted primarily from a decrease of $31,000 in prepaid bank insurance and $24,000 in prepaid federal and state taxes as well as a decrease of $7,000 in software net of depreciation and $7,000 in prepaid contributions.

Total deposits decreased $365,000, or 0.2%, to $166.7 million at March 31, 2015 from $167.1 million at December 31, 2014. The decrease in deposits was due primarily to a decrease of $1.7 million, or 4.5%, in money market accounts and $605,000, or 0.8%, in time deposit accounts. The decreases in money market and time deposit accounts were offset by an increase of $1.9 million, or 3.4%, in checking and savings accounts.

We had no borrowings outstanding at March 31, 2015 or December 31, 2014. At March 31, 2015, we had the ability to borrow approximately $88.3 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at March 31, 2015, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Total stockholders’ equity increased $318,000, or 0.7%, to $45.8 million at March 31, 2015 from $45.5 million at December 31, 2014. The increase was primarily the result of net income of $149,000 and $144,000 of other comprehensive income, net of tax.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income decreased $10,000, or 6.3%, to $149,000 for the three months ended March 31, 2015 from $159,000 for the three months ended March 31, 2014. Net income decreased primarily due to a decrease in noninterest income and an increase in noninterest expenses partially offset by an increase in interest and dividend income and a decrease in interest expense.

Interest and Dividend Income. Interest and dividend income increased $35,000, or 2.6%, to $1.4 million for the three months ended March 31, 2015 from $1.3 million for the three months ended March 31, 2014 due to an increase in interest and fees on loans, which increased $16,000 to $1.2 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014. The increase of $16,000 in interest and fees on loans was the result of an increase in new loan originations.

Interest and dividends on securities increased $14,000, or 7.3%, to $206,000 for the three months ended March 31, 2015 from $192,000 for the three months ended March 31, 2014 resulting from an increase of $3.1 million in the average balance of securities quarter to quarter.

Other interest income increased $5,000 for the three months ended March 31, 2015 due to a $14.3 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $29,000, or 8.8%, to $299,000 for the three months ended March 31, 2015 from $328,000 for the three months ended March 31, 2014. The decrease was due to a decrease in the average balance of total deposits of $10.4 million, or 6.4%, consisting of a $1.2 million decrease in the average balance of savings accounts, $7.3 million decrease in the average balance of certificates of deposits, a $4.8 million decrease in the average balance of money market accounts, partially offset by an increase of $2.9 million in the average balance of NOW accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $64,000, or 6.3%, to $1.1 million for the three months ended March 31, 2015 from $1.0 million for the three months ended March 31, 2014 primarily due to an increase of $30.4 million in our net interest-earning assets to $52.1 million during 2015 from $21.7 million during 2014. This was offset in part as our net interest rate spread decreased eighteen basis points to 1.92% for 2015 from 2.10% for 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2015, compared to $2,000 recorded for the three months ended March 31, 2014.

There were no charge-offs for the quarters ended March 31, 2015 and 2014. The allowance for loan losses was $521,000, or 0.39%, of total loans, at March 31, 2015, an increase of $9,000 compared to $512,000, or 0.39%, of total loans, at March 31, 2014. Total nonperforming loans were $707,000 at March 31, 2015 compared to $526,000 at March 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 73.7% at March 31, 2015 compared to 102.7% at March 31, 2014. All nonperforming loans as of March 31, 2015 were deemed to be collectible in full.

Noninterest Income. Noninterest income decreased $17,000, or 28.3%, to $43,000 for the three months ended March 31, 2015 from $60,000 for the three months ended March 31, 2014 due primarily from no gain on sales of loans as well as decreased fees and service charges and other noninterest income.

There were no loans originated for sale during the three months ended March 31, 2015 resulting in a decrease of $9,000 for the period in gain on sales of loans. Fees and service charges decreased $1,000, or 4.8%, to $20,000 for the three months ended March 31, 2015 from $21,000 for the three months ended March 31, 2014. Other income decreased $5,000 to $2,000 for the three months ended March 31, 2015 from $7,000 for the three months ended March 31, 2014.

Noninterest Expense. Noninterest expense increased $69,000, or 8.2%, to $913,000 for the three months ended March 31, 2015 from $844,000 for the three months ended March 31, 2014. Noninterest expense increased primarily due to increases to salaries and employee benefits as well as audit and examination expense and the expense for professional services.

Salaries and employee benefits increased $41,000, or 7.5%, resulting from increased staff as well as normal salary increases and increases in payroll taxes. Audit and examination expenses increased $15,000, or 55.6%, to $42,000 for the three months ended March 31, 2015, from $27,000 for the three months ended March 31, 2014. The expense for professional services increased $9,000, or 50%, to $27,000 for the three month period ended March 31, 2015 from $18,000 for the same period in 2014.

Income Tax Expense. Income tax decreased $10,000, or 14.5%, to $59,000 for the three months ended March 31, 2015 from $69,000 for the three months ended March 31, 2014.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2015 and 2014 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended March 31, 2015 and 2014 are annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$133,866	$1,163	3.47%	$131,324	$1,147	3.49%
Securities (1)	42,692	209	1.96%	39,623	192	1.94%
Other interest-earning assets (2)	27,812	8	0.11%	13,507	3	0.09%

Total interest-earning assets	204,370	1,380	2.70%	184,454	1,342	2.91%

Non-interest earning assets	7,261			10,999

Total assets	$211,631			$195,453

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,444	$15	0.19%	$32,689	$17	0.21%
Certificates of deposit	70,814	246	1.39%	78,107	270	1.38%
Money market accounts	37,012	35	0.38%	41,763	38	0.36%
NOW accounts	13,027	3	0.09%	10,174	3	0.12%

Total interest-bearing deposits	152,297	299	0.78%	162,733	328	0.81%
Borrowings	—	—		—	—

Total interest-bearing liabilities	152,297	299	0.78%	162,733	328	0.81%
Demand deposit accounts	12,942			11,299
Other noninterest-bearing liabilities	817			671

Total liabilites	166,056			174,703
Stockholders’ equity	45,575			20,750

Total liabilities and stockholders’ equity	$211,631			$195,453

Net interest income		$1,081			$1,014

Net interest rate spread (3)			1.92%			2.10%
Net interest-earning assets (4)	$52,073			$21,721

Net Interest Margin (5)			2.12%			2.20%
Average of interest-earning assets to interest-bearing liabilities	134.19%			113.35%

(1)	A tax equivalent adjustment of $3,000 and $0 was applied to tax exempt income for the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(3)	Net interest rate spread represents the difference between the weighted aveage yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing interest rates and volumes on our net interest income for the time period indicated. The rate column shows the effects attributable to changes in rate (change in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (change in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase
(In thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$22	$(6)	$16
Securities	15	2	17
Other interest-earning assets (1)	4	1	5

Total interest-earning assets	41	(3)	38

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	(1)	(2)
Certificates of deposit	(25)	1	(24)
Money market accounts	(5)	2	(3)
NOW accounts	—	—	—

Total interest-bearing deposits	(31)	2	(29)
Borrowings	—	—	—

Total interest-bearing liabilities	(31)	2	(29)

Change in net interest income	$72	$(5)	$67

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: May 15, 2015	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: May 15, 2015	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer