Form 10-Q
period 2015-06-30
Melrose Bancorp, Inc.
filed 2015-08-13
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, 2,829,579 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and due from banks	$16,227	$20,760
Money market funds	2,930	4,342
Federal funds sold	4,061	4,389

Cash and cash equivalents	23,218	29,491
Investments in available-for-sale securities (at fair value)	45,593	41,775
Federal Home Loan Bank stock, at cost	437	437
Loans, net of allowance for loan losses of $529 at June 30, 2015 and $520 at December 31, 2014	140,853	133,910
Premises and equipment, net	1,217	1,254
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,106	5,037
Accrued interest receivable	414	382
Other assets	189	175

Total assets	$217,908	$213,342

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$13,496	$13,286
Interest-bearing	158,003	153,785

Total deposits	171,499	167,071
Deferred tax liability, net	174	215
Other liabilities	475	593

Total liabilities	172,148	167,879

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,829,579 shares at June 30, 2015 and December 31, 2014	28	28
Additional paid-in-capital	26,590	26,575
Retained earnings	20,130	19,832
Unearned compensation - ESOP	(2,150)	(2,188)
Accumulated other comprehensive income	1,162	1,216

Total stockholders’ equity	45,760	45,463

Total liabilities and stockholders’ equity	$217,908	$213,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$1,194	$1,144	$2,357	$2,291
Interest and dividends on securities:
Taxable	198	173	399	365
Tax-exempt	8	—	13	—
Other interest	12	5	20	8

Total interest and dividend income	1,412	1,322	2,789	2,664

Interest expense:
Interest on deposits	318	313	617	641

Total interest expense	318	313	617	641

Net interest and dividend income	1,094	1,009	2,172	2,023
Provision for loan losses	9	8	9	10

Net interest and dividend income after provision for loan losses	1,085	1,001	2,163	2,013

Noninterest income:
Fees and service charges	24	36	44	57
Gain on sales of securities, net	407	—	409	—
Writedown of securities	(377)	—	(377)	—
Gain on sales of loans	—	10	—	19
Income on bank-owned life insurance	22	20	42	43
Other income	3	2	5	9

Total noninterest income	79	68	123	128

Noninterest expense:
Salaries and employee benefits	573	448	1,160	994
Occupancy expense	80	70	158	143
Equipment expense	11	12	23	25
Data processing expense	74	79	151	153
Advertising expense	32	30	60	59
Printing and supplies	23	10	29	19
FDIC assessment	28	28	57	54
Audits and examinations	47	30	89	57
Other professional services	30	19	57	37
Other expense	29	42	57	71

Total noninterest expense	927	768	1,841	1,612

Income before income tax expense	237	301	445	529
Income tax expense	88	99	147	168

Net income	$149	$202	$298	$361

Earnings Per Share:
Basic	$0.06	N/A	$0.11	N/A

Diluted	$0.06	N/A	$0.11	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Net income	$149	$202	$298	$361
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(295)	463	(65)	918
Reclassification adjustment for net realized gains in net income	(30)	—	(32)	—

Other comprehensive (loss) income before income tax effect	(325)	463	(97)	918
Income tax benefit (expense)	127	(175)	43	(338)

Other comprehensive (loss) income, net of tax	(198)	288	(54)	580

Comprehensive (loss) income	$(49)	$490	$244	$941

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Unearned Compensation - ESOP	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2013	—	$—	$—	$20,004	$—	$573	$20,577
Net income	—	—	—	361	—	—	361
Other comprehensive income, net of tax	—	—	—	—	—	580	580

Balance, June 30, 2014	—	$—	$—	$20,365	$—	$1,153	$21,518

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463
Net income	—	—	—	298	—	—	298
Other comprehensive loss, net of tax	—	—	—	—	—	(54)	(54)
ESOP shares committed to be released (7,546 shares)	—	—	15	—	38	—	53

Balance, June 30, 2015	2,829,579	$28	$26,590	$20,130	$(2,150)	$1,162	$45,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$298	$361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net of accretion	14	2
Gain on available for sale securities, net	(409)	—
Writedown of available for sale securities	377	—
Provision for loan losses	9	10
Change in net deferred loan costs/fees	4	11
Loans originated for sale	—	(1,519)
Proceeds from sales of loans	—	1,538
Gain on sales of loans	—	(19)
Depreciation and amortization	47	44
(Increase) decrease in accrued interest receivable	(32)	16
Decrease (increase) in other assets	18	(721)
(Decrease) increase in accrued expenses and other liabilities	(118)	141
(Increase) decrease in income tax receivable	(32)	55
Deferred tax expense (benefit)	2	(10)
Income on bank-owned life insurance	(42)	(43)
ESOP expense	53	—

Net cash provided by (used in) operating activities	189	(134)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,091)	(1,169)
Proceeds from sale of available-for-sale securities	1,898	—
Proceeds from maturities and calls of available-for-sale securities	3,296	2,000
Purchase of Federal Home Loan Bank stock	—	(28)
Loan originations and principal collections, net	(6,956)	1,280
Capital expenditures	(10)	(25)
Premiums paid on bank-owned life insurance	(27)	(27)

Net cash (used in) provided by investing activities	(10,890)	2,031

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(2,699)	3,120
Net increase (decrease) in time deposits	7,127	(6,530)

Net cash provided by (used in) financing activities	4,428	(3,410)

Net decrease in cash and cash equivalents	(6,273)	(1,513)
Cash and cash equivalents at beginning of period	29,491	16,995

Cash and cash equivalents at end of period	$23,218	$15,482

Supplemental disclosures:
Interest paid	$617	$643
Income taxes paid	177	123

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

On October 21, 2014, in accordance with a Plan of Conversion (the “Conversion”), the Bank completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Melrose Bancorp, Inc. (the “Company”), a stock holding company incorporated in February 2014. In connection with the Conversion, the Company sold 2,723,409 shares of common stock, including 226,366 shares to a newly established employee stock ownership plan, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation (the “Foundation”), resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2015 and for the interim periods ended June 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

CASH AND CASH EQUIVALENTS:

As of June 30, 2015 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$7,330,000, which represents approximately 16.0% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.5% of total stockholders’ equity

As of December 31, 2014, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$7,440,000, which represents approximately 16.4% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

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

The calculation of basic and diluted EPS is presented below. There were no common stock equivalents in the six month period ending June 30, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income (in thousands)	$149	$298

Basic Common Shares:
Weighted average common shares outstanding	2,829,579	2,829,579
Weighted average unallocated ESOP shares	(218,820)	(218,820)

Basic and diluted weighted average shares outstanding	2,610,759	2,610,759

Basic earnings per share	$0.06	$0.11

Diluted earnings per share	$0.06	$0.11

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

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

Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB voted to approve deferring the effective date by one year (i.e. interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e. interim and annual reporting periods beginning after December 15, 2016). The Company is currently reviewing this ASU to determine if it will have an impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07: “Fair Value Measurement (Topic 820) – Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2015: (unaudited)
U.S. government and federal agency obligations	$7,088	$5	$56	$7,037
Debt securities issued by states of the United States and political subdivisions of the states	1,441	—	27	1,414
Corporate bonds and notes	16,329	25	28	16,326
Preferred stock	3,000	4	69	2,935
Mortgage-backed securities	2,657	—	44	2,613
Marketable equity securities	13,107	2,199	38	15,268

	$43,622	$2,233	$262	$45,593

December 31, 2014:
U.S. government and federal agency obligations	$4,007	$3	$20	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	544	—	4	540
Corporate bonds and notes	15,238	38	35	15,241
Preferred stock	3,000	—	96	2,904
Mortgage-backed securities	2,138	—	23	2,115
Marketable equity securities	14,780	2,641	436	16,985

	$39,707	$2,682	$614	$41,775

The scheduled maturities of debt securities were as follows as of the dates indicated:

Fair Value
(In Thousands)
June 30, 2015 (unaudited)
Due within one year	$6,008
Due after one year through five years	14,341
Due after five years through ten years	2,378
Due after ten years	2,051
Mortgage-backed securities	2,613
Asset-backed securities	1,999
Preferred stock, no stated maturity	935

$30,325

Fair Value
(In Thousands)
December 31, 2014
Due within one year	$5,278
Due after one year through five years	12,990
Due after five years through ten years	1,491
Due after ten years	994
Mortgage-backed securities	2,115
Asset-backed securities	1,011
Preferred stock, no stated maturity	911

$24,790

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of June 30, 2015 (unaudited) and December 31, 2014.

During the three and six months ended June 30, 2015, proceeds from the sale of available-for-sale securities amounted to $864,000 and $1.9 million, respectively. The gross realized gains on these sales amounted to $1,000 and $489,000 and the gross realized losses were $0 and $80,000, respectively. The tax expense applicable to these net realized gains amounted to $0 and $164,000, respectively. During the six months ended June 30, 2014, there were no sales of available-for-sale securities.

The Company had no pledged securities as of June 30, 2015 (unaudited) and December 31, 2014.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2015: (unaudited)
U.S. government and federal agency obligations	$5,041	$51	$1,495	$5	$6,536	$56
Debt securities issued by states of the United States and political subdivisions of the states	1,414	27	—	—	1,414	27
Corporate bonds and notes	5,318	17	988	11	6,306	28
Preferred stock	996	3	934	66	1,930	69
Mortgage-backed securities	2,613	44	—	—	2,613	44
Marketable equity securities	—	—	8,455	38	8,455	38

Total temporarily impaired securities	$15,382	$142	$11,872	$120	$27,254	$262

December 31, 2014:
U.S. government and federal agency obligations	$2,006	$6	$1,486	$14	$3,492	$20
Debt securities issued by states of the United States and political subdivisions of the states	540	4	—	—	540	4
Corporate bonds and notes	4,978	11	1,974	24	6,952	35
Preferred stock	—	—	2,904	96	2,904	96
Mortgage-backed securities	2,115	23	—	—	2,115	23
Marketable equity securities	—	—	10,306	436	10,306	436

Total temporarily impaired securities	$9,639	$44	$16,670	$570	$26,309	$614

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

During the three and six months ended June 30, 2015, the Company wrote down four securities that were deemed other than temporarily impaired and recognized a loss of $377,000. There were no write downs of securities for the three and six months ended June 30, 2014. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

June 30, 2015 (unaudited)

Unrealized losses on U.S. Government and federal agency obligations amounted to $56,000 and consisted of ten securities. Unrealized losses on corporate bonds and notes amounted to $28,000 and consisted of eleven securities. The unrealized losses on all but one of these debt securities were individually less than 1.5% of amortized cost basis, with one U.S. government and federal agency obligation at 2.6% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. Unrealized losses on municipal bonds amounted to $27,000 and consisted of four securities. The unrealized losses on all of these debt securities were each individually less than 3.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. Unrealized losses on mortgage-backed and asset-backed securities amounted to $44,000 and consisted of four securities. The unrealized losses on these debt securities were each individually less than 3.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

Unrealized losses on preferred stocks amounted to $69,000 and consisted of two investments. Public Storage Inc., has an unrealized loss of $66,000, or 6.6% of amortized cost. This loss was due to changes in interest rates. The Company reviewed this investment for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities amounted to $38,000 and consisted of five mutual funds. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the six months ended June 30, 2015 (unaudited). The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

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

NOTE 4 - LOANS

Loans consisted of the following at:

	June 30, 2015	December 31, 2014
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$120,473	$118,144
Home equity loans and lines of credit	10,864	10,811
Commercial	5,730	2,462
Construction	4,090	2,787
Consumer loans	149	146

Total loans	141,306	134,350

Allowance for loan losses	(529)	(520)
Deferred loan costs, net	76	80

Net loans	$140,853	$133,910

The following tables set forth information on the allowance for loan losses at and for the six months ended June 30, 2015 and 2014, and at December 31, 2014:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
June 30, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	(30)	—	32	7	—	—	9

Ending balance	$384	$58	$57	$28	$1	$1	$529

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	384	58	57	28	1	1	529

Total allowance for loan losses ending balance	$384	$58	$57	$28	$1	$1	$529

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	120,473	10,864	5,730	4,090	149	—	141,306

Total loans ending balance	$120,473	$10,864	$5,730	$4,090	$149	$—	$141,306

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
June 30, 2014 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(10)	3	6	(2)	—	13	10

Ending balance	$404	$58	$26	$12	$1	$19	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	404	58	26	12	1	19	520

Total allowance for loan losses ending balance	$404	$58	$26	$12	$1	$19	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	115,919	10,878	2,649	1,564	119	—	131,129

Total loans ending balance	$115,919	$10,878	$2,649	$1,564	$119	$—	$131,129

	Real Estae:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	3	5	7	—	(5)	10

Ending balance	$414	$58	$25	$21	$1	$1	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	1	1	520

Total allowance for loan losses ending balance	$414	$58	$25	$21	$1	$1	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,144	10,811	2,462	2,787	146	—	134,350

Total loans ending balance	$118,144	$10,811	$2,462	$2,787	$146	$—	$134,350

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At June 30, 2015 (unaudited)
Real estate loans:
One-to four-family residential	$—	$23	$68	$91	$120,382	$120,473	$—	$495
Home equity loans and lines of credit	—	—	202	202	10,662	10,864	—	202
Commercial	—	—	—	—	5,730	5,730	—	—
Construction	—	—	—	—	4,090	4,090	—	—
Consumer loans	—	—	—	—	149	149	—	—

Total	$—	$23	$270	$293	$141,013	$141,306	$—	$697

At December 31, 2014
Real estate loans:
One-to four-family residential	$817	$122	$113	$1,052	$117,092	$118,144	$—	$421
Home equity loans and lines of credit	—	198	4	202	10,609	10,811	—	202
Commercial	—	—	—	—	2,462	2,462	—	—
Construction	—	—	—	—	2,787	2,787	—	—
Consumer loans	—	1	—	1	145	146	—	—

Total	$817	$321	$117	$1,255	$133,095	$134,350	$—	$623

As of and during the six months ended June 30, 2015 and 2014 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the six months ended June 30, 2015 and 2014 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-10-50.

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

As of June 30, 2015 (unaudited), one- to four- family residential real estate loans with balances totaling $163,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2014, one- to four- family residential real estate loans with balances totaling $394,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30, 2015	December 31, 2014
	(In Thousands)

Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	491	482
Data processing equipment	218	217

	2,919	2,909
Accumulated depreciation	(1,702)	(1,655)

	$1,217	$1,254

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of June 30, 2015 (unaudited) and December 31, 2014 was $40,367,000 and $34,583,000, respectively. The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of June 30, 2015 (unaudited) and December 31, 2014 amounted to $15,997,000 and $12,015,000, respectively.

For time deposits as of June 30, 2015 (unaudited) the scheduled maturities for each of the following years ended June 30 are as follows:

(In Thousands)
2016	$40,441
2017	29,967
2018	4,239
2019	3,401
2020	325

$78,373

Deposits from related parties held by the Bank as of June 30, 2015 (unaudited) and December 31, 2014 amounted to $5,598,000 and $5,044,000, respectively.

NOTE 7 - BORROWED FUNDS

The Company is permitted to borrow from the Federal Reserve Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank of Boston. In addition, the Company has the ability to borrow from the Federal Home Loan Bank of Boston and the Co-operative Central Bank.

NOTE 8 - FINANCIAL INSTRUMENTS

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)

Commitments to originate loans	$6,004	$3,713
Unused lines of credit	11,025	11,065
Due to borrowers on unadvanced construction loans	1,463	323

	$18,492	$15,101

NOTE 9 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2015: (unaudited)
U.S. government and federal agency obligations	$7,037	$—	$7,037	$—
Debt securities issued by states of the United States and political subdivisions of the states	1,414	—	1,414	—
Corporate bonds and notes	16,326	—	16,326	—
Preferred stock	2,935	2,935	—	—
Mortgage-backed securities	2,613	—	2,613	—
Marketable equity securities	15,268	15,268	—	—

Totals	$45,593	$18,203	$27,390	$—

December 31, 2014:
U.S. government and federal agency obligations	$3,990	$—	$3,990	$—
Debt securities issued by states of the United States and political subdivisions of the states	540	—	540	—
Corporate bonds and notes	15,241	—	15,241	—
Preferred stock	2,904	2,904	—	—
Mortgage-backed securities	2,115	—	2,115	—
Marketable equity securities	16,985	16,985	—	—

Totals	$41,775	$19,889	$21,886	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At June 30, 2015 (unaudited) and December 31, 2014, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2015 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,218	$23,218	$—	$—	$23,218
Available-for-sale securities	45,593	18,203	27,390	—	45,593
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	140,853	—	—	140,921	140,921
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	414	414	—	—	414

Financial liabilities:
Deposits	171,499	—	171,674	—	171,674

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,491	$29,491	$—	$—	$29,491
Available-for-sale securities	41,775	19,889	21,886	—	41,775
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	133,910	—	—	135,513	135,513
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	382	382	—	—	382

Financial liabilities:
Deposits	167,071	—	167,881	—	167,881

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 11 - OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income, included in stockholders’ equity, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In Thousands)
	(unaudited)
Net unrealized holding (losses) gains on available-for-sale securities	$(295)	$463	$(65)	$918
Reclassification adjustment for realized gains (losses) in net income (1)	(30)	—	(32)	—

Other comprehensive (loss) income before income tax effect	(325)	463	(97)	918
Income tax (benefit) expense	127	(175)	43	(338)

Other comprehensive (loss) income, net of tax	$(198)	$288	$(54)	$580

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified our of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount is reflected as a gain on securities, net and writedowns of securities, the tax effect is included in income tax expense, and the after-tax amount is included in net income.

Accumulated other comprehensive income as of June, 2015 (unaudited) and December 31, 2014 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 12 - REGULATORY MATTERS

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

As of June 30, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	June 30, 2015	December 31, 2014
	(Dollars in Thousands)
Regulatory Capital
Stockholders’ Equity	$32,865	$32,595
Less: Net unrealized gains on investment securities, net of tax	(1,198)	(1,236)

Common Equity Tier 1 Capital	31,667	N/A

Tier 1 Capital	31,667	31,364
Allowable reserve for credit losses and unfunded commitments	1,502	1,510

Total Regulatory Capital (1)	$33,169	$32,874

Risk-weighted assets (1)	$117,245	$119,395
Average Assets	$213,248	$208,294

Key Regulatory Capital Ratios (1):
Common Equity Tier 1 Capital Ratio	27.01%	N/A
Tier 1 Capital Ratio	27.01%	26.27%
Total Capital Ratio	28.29%	27.53%
Tier 1 Leverage Ratio	15.00%	14.78%

(1)	June 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014

Total assets increased $4.6 million or 2.1%, to $217.9 million at June 30, 2015 from $213.3 million at December 31, 2014. The increase was primarily the result of an increase in securities available-for-sale and net loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $6.3 million, or 21.3%, to $23.2 million at June 30, 2015 from $29.5 million at December 31, 2014. These decreases were due primarily to the originations of commercial loans.

Securities available-for-sale increased $3.8 million, or 9.1%, to $45.6 million at June 30, 2015 from $41.8 million at December 31, 2014. The increase in securities available-for-sale during 2015 was a result of the investment of the proceeds of our initial public offering in October 2014.

Net loans increased $6.9 million, or 5.2%, to $140.8 million at June 30, 2015 from $133.9 million at December 31, 2014. The increase in net loans was due primarily to an increase of $2.3 million, or 2.0%, in one-to-four family residential loans, an increase of $1.3 million, or 46.8%, in construction loans as well as an increase of $3.3 million or 132.7% in commercial real estate loans during the six months ended June 30, 2015.

At June 30, 2015 our investment in bank-owned life insurance was $5.1 million, an increase of $69,000, or 1.4%, from $5.0 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Other assets increased $14,000, or 8.0%, to $189,000 at June 30, 2015 from $175,000 at December 31, 2014. The increase resulted primarily from an increase of $32,000 in federal and state taxes receivable and $17,000 in prepaid consulting fees partially offset by a decrease of $31,000 in prepaid bank insurance.

Total deposits increased $4.4 million, or 2.7%, to $171.5 million at June 30, 2015 from $167.1 million at December 31, 2014. The increase in deposits was due primarily to an increase of $7.1 million, or 9.9%, in time deposits and $1.0 million, or 2.2%, in savings accounts. The increases in time deposits and savings accounts were offset by a decrease of $4.0 million, or 10.5%, in money market accounts.

We had no borrowings outstanding at June 30, 2015 or December 31, 2014. At June 30, 2015, we had the ability to borrow approximately $89.2 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at June 30, 2015, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $297,000, or 0.7%, to $45.8 million at June 30, 2015 from $45.5 million at December 31, 2014. The increase was primarily the result of net income of $298,000 as well as an increase of $53,000 due to ESOP shares committed to be released, offset by $54,000 of other comprehensive loss, net of tax.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income decreased $53,000, or 26.2%, to $149,000 for the three months ended June 30, 2015 from $202,000 for the three months ended June 30, 2014. Net income decreased primarily due to an increase in noninterest expenses and interest expense, partially offset by an increase in interest and dividend income and noninterest income.

Interest and Dividend Income. Interest and dividend income increased $90,000, or 6.8%, to $1.4 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014 due to an increase in interest and fees on loans, which increased $50,000 to $1.2 million for the three months ended June 30, 2015 from $1.1 million for the three months ended June 30, 2014. The increase of $50,000 in interest and fees on loans was the result of an increase in new loan originations.

Interest and dividends on securities increased $33,000, or 19.1%, to $206,000 for the three months ended June 30, 2015 from $173,000 for the three months ended June 30, 2014 resulting from an increase of $5.0 million in the average balance of securities quarter to quarter.

Other interest income increased $7,000 for the three months ended June 30, 2015 due to a $15.6 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense increased $5,000, or 1.6%, to $318,000 for the three months ended June 30, 2015 from $313,000 for the three months ended June 30, 2014. The increase was due to an increase of $670,000, or 0.9% in the average balance of time deposits as well as an increase of five basis points in the yield on those time deposits to 1.43% for 2015 from 1.38% for 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $85,000, or 8.4%, to $1.1 million for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014 primarily due to an increase of $31.2 million in our net interest-earning assets to $53.2 million during 2015 from $22.0 million during 2014. This was offset in part as our net interest rate spread decreased twenty-three basis points to 1.90% for 2015 from 2.13% for 2014.

Provision for Loan Losses. We recorded a provision for loan losses of $9,000 for the three months ended June 30, 2015, an increase of $1,000 or 12.5% from the provision of $8,000 for the three months ended June 30, 2014.

There were no charge-offs for the quarters ended June 30, 2015 and June 30, 2014. The allowance for loan losses was $529,000 or 0.37% of total loans, at June 30, 2015, an increase of $9,000 compared to $520,000, or 0.40%, of total loans, at June 30, 2014. Total nonperforming loans were $697,000 at June 30, 2015 compared to $838,000 at June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 75.9% at June 30, 2015 compared to 62.0% at June 30, 2014.

Noninterest Income. Noninterest income increased $11,000, or 16.2%, to $79,000 for the three months ended June 30, 2015 from $68,000 for the three months ended June 30, 2014 due primarily to an increase of $407,000 in gain on sale of available-for-sale securities, net, partially offset by writedowns of securities of $377,000, decreased fees and service charges and decreased gains on sales of loans.

There were no loans originated for sale and sold during the three months ended June 30, 2015 resulting in a decrease of $10,000 for the period in gain on sales of loans. Fees and service charges decreased $12,000, or 33.3%, to $24,000 for the three months ended June 30, 2015 from $36,000 for the three months ended June 30, 2014.

Noninterest Expense. Noninterest expense increased $159,000, or 20.7%, to $927,000 for the three months ended June 30, 2015 from $768,000 for the three months ended June 30, 2014. Noninterest expense increased primarily due to an increase to salaries and employee benefits as well as audit and examination expense and the expense for professional services associated with being a public company.

Salaries and employee benefits increased $125,000, or 27.9%, to $573,000 for the three months ended June 30, 2015 from $448,000 for the three months ended June 30, 2014 as a result of hiring commercial loan staff as well as normal salary increases and increases in payroll taxes. Audit and examination expenses increased $17,000, or 56.7%, to $47,000 for the three months ended June 30, 2015, from $30,000 for the three months ended June 30, 2014. The expense for professional services increased $11,000, or 57.9%, to $30,000 for the three month period ended June 30, 2015 from $19,000 for the same period in 2014.

Income Tax Expense. Income tax decreased $11,000, or 11.1%, to $88,000 for the three months ended June 30, 2015 from $99,000 for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 and June 30, 2014 was 37.1% and 32.9%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2015 and 2014 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended June 30, 2015 and 2014 are annualized.

	Three Months Ended June 30,			Three Months Ended June 30,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$136,305	$1,194	3.50%	$131,150	$1,144	3.49%
Securities (1)	45,191	206	1.82%	39,930	173	1.73%
Other interest-earning assets (2)	26,079	12	0.18%	10,520	5	0.19%

Total interest-earning assets	207,575	1,412	2.72%	181,600	1,322	2.91%

Non-interest earning assets	7,420			11,262

Total assets	$214,995			$192,862

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,495	$15	0.20%	$32,227	$17	0.21%
Certificates of deposit	74,470	267	1.43%	73,800	255	1.38%
Money market accounts	35,657	33	0.37%	41,864	39	0.37%
NOW accounts	12,739	3	0.10%	11,679	2	0.07%

Total interest-bearing deposits	154,361	318	0.82%	159,570	313	0.78%
Borrowings	—	—	0.00%	—	—

Total interest-bearing liabilities	154,361	318	0.82%	159,570	313	0.78%
Demand deposit accounts	14,025			11,155
Other noninterest-bearing liabilities	779			925

Total liabilities	169,165			171,650
Stockholders’ equity	45,830			21,212

Total liabilities and stockholders’ equity	$214,995			$192,862

Net interest income		$1,094			$1,009

Net interest rate spread (3)			1.90%			2.13%
Net interest-earning assets (4)	$53,214			$22,030

Net Interest Margin			2.11%			2.22%

Average of interest-earning assets to interest-bearing liabilities	134.47%			113.81%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended June 30, 2015 and 2014 as the amount is not significant.
(2)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income decreased $63,000, or 17.5%, to $298,000 for the six months ended June 30, 2015 from $361,000 for the six months ended June 30, 2014. Net income decreased primarily due to an increase in noninterest expenses and a decrease in noninterest income, partially offset by increases in interest and dividend income and a decrease in interest expense.

Interest and Dividend Income. Interest and dividend income increased $125,000, or 4.7%, to $2.8 million for the six months ended June 30, 2015 from $2.7 million for the six months ended June 30, 2014 primarily due to an increase in interest and fees on loans, which increased $66,000 to $2.4 million for the six months ended June 30, 2015 from $2.3 million for the six months ended June 30, 2014. The increase of $66,000 in interest and fees on loans was the result of an increase in new loan originations.

Interest and dividends on securities increased $47,000, or 12.9%, to $412,000 for the six months ended June 30, 2015 from $365,000 for the six months ended June 30, 2014 resulting primarily from an increase of $4.1 million in the average balance of securities period to period.

Other interest income increased $12,000 for the six month period ended June 30, 2015 due primarily to a $13.8 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $24,000, or 3.7%, to $617,000 for the six months ended June 30, 2015 from $641,000 for the six months ended June 30, 2014. The decrease was due to a decrease in the average balance of interest-bearing deposits of $7.8 million, or 4.9%, consisting of a $1.0 million decrease in the average balance of savings accounts, $3.3 million decrease in the average balance of certificates of deposits, a $5.4 million decrease in the average balance of money market accounts, partially offset by an increase of $1.9 million in the average balance of NOW accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $149,000, or 7.4%, to $2.2 million for the six months ended June 30, 2015 from $2.0 million for the six months ended June 30, 2014 primarily due to an increase of $29.5 million in our net interest-earning assets to $52.5 million during 2015 from $23.0 million during 2014. This was offset in part as our net interest rate spread decreased nineteen basis points to 1.91% for 2015 from 2.10% for 2014.

Provision for Loan Losses. We recorded a $9,000 provision for loan losses for the six months ended June 30, 2015, compared to $10,000 recorded for the six months ended June 30, 2014.

There were no charge-offs for the six month periods ended June 31, 2015 and 2014. The allowance for loan losses was $529,000 or 0.37% of total loans, at June 30, 2015, an increase of $9,000 compared to $520,000, or 0.40%, of total loans, at June 30, 2014. Total nonperforming loans were $697,000 at June 30, 2015 compared to $838,000 at June 30, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 75.9% at June 30, 2015 compared to 62.1% at June 30, 2014.

Noninterest Income. Noninterest income decreased $5,000, or 3.9%, to $123,000 for the six months ended June 30, 2015 from $128,000 for the six months ended June 30, 2014 due primarily from no gain on sales of loans as well as decreased fees and service charges and other noninterest income.

There were no loans originated for sale and sold during the six months ended June 30, 2015 resulting in a decrease of $19,000 for the period in gain on sales of loans. Fees and service charges decreased $13,000, or 22.8%, to $44,000 for the six months ended June 30, 2015 from $57,000 for the six months ended June 30, 2014. Other income decreased $4,000 to $5,000 for the six months ended June 30, 2015 from $9,000 for the six months ended June 30, 2014.

Noninterest Expense. Noninterest expense increased $229,000, or 14.2%, to $1.8 million, for the six months ended June 30, 2015 from $1.6 million, for the six months ended June 30, 2014. Noninterest expense increased primarily due to increases to salaries and employee benefits as well as audit and examination expense and the expense for professional services associated with being a public company.

Salaries and employee benefits increased $166,000, or 16.7%, to $1.2 million for the six months ended June 30, 2015 from $1.0 million for the six months ended June 30, 2014 as a result of hiring commercial loan staff as well as normal salary increases and increases in payroll taxes. Audit and examination expenses increased $32,000, or 56.1%, to $89,000 for the six months ended June 30, 2015, from $57,000 for the six months ended June 30, 2014. The expense for professional services increased $20,000, or 54.1%, to $57,000 for the six month period ended June 30, 2015 from $37,000 for the same period in 2014.

Income Tax Expense. Income tax decreased $21,000, or 12.5%, to $147,000 for the six months ended June 30, 2015 from $168,000 for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 was 33.0% and 31.8%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2015 and 2014 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the six months ended June 30, 2015 and 2014 are annualized.

	Six Months Ended June 30,			Six Months Ended June 30,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$135,053	$2,357	3.49%	$131,236	$2,291	3.49%
Securities (1)	43,870	412	1.88%	39,777	365	1.84%
Other interest-earning assets (2)	26,894	20	0.15%	13,103	8	0.12%

Total interest-earning assets	205,817	2,789	2.71%	184,116	2,664	2.89%

Non-interest earning assets	7,431			10,035

Total assets	$213,248			$194,151

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,510	$31	0.20%	$32,458	$34	0.21%
Certificates of deposit	72,645	512	1.41%	75,954	525	1.38%
Money market accounts	36,358	67	0.37%	41,813	77	0.37%
NOW accounts	12,814	7	0.11%	10,927	5	0.10%

Total interest-bearing deposits	153,327	617	0.80%	161,152	641	0.80%
Borrowings	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	153,327	617	0.80%	161,152	641	0.80%
Demand deposit accounts	13,425			11,227
Other noninterest-bearing liabilities	793			790

Total liabilities	167,545			173,169
Stockholders’ equity	45,703			20,982

Total liabilities and stockholders’ equity	$213,248			$194,151

Net interest income		$2,172			$2,023

Net interest rate spread (3)			1.91%			2.10%
Net interest-earning assets (4)	$52,490			$22,964

Net Interest Margin			2.11%			2.20%

Average of interest-earning assets to interest-bearing liabilities	134.23%			114.25%

(1)	No tax equivalent adjustment was applied to tax exempt income for the six months ended June 30, 2015 and 2014 as the amount is not significant.
(2)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans (1)	$45	$5	$50	$66	$—	$66
Securities (2)	23	$10	$33	39	8	47
Other interest-earning assets (3)	7	—	$7	10	2	12

Total interest-earning assets	75	$15	$90	115	10	125

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	(1)	(2)	(1)	(2)	(3)
Certificates of Deposit	2	10	12	(26)	13	(13)
Money market accounts	(6)	—	(6)	(10)	—	(10)
NOW accounts	—	1	1	1	1	2

Total interest-bearing deposits	–5	10	5	(36)	12	(24)
Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	–5	10	5	(36)	12	(24)

Change in net interest income	80	5	85	151	(2)	149

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston Stock, deposits with Cooperative Central Bank, and available-for-sale securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

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

MELROSE BANCORP, INC.

Date: August 13, 2015	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: August 13, 2015	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer