Form 10-Q
period 2015-09-30
Melrose Bancorp, Inc.
filed 2015-11-10
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, 2,829,579 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1. Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and due from banks	$12,261	$20,760
Money market funds	3,592	4,342
Federal funds sold	3,432	4,389

Cash and cash equivalents	19,285	29,491
Investments in available-for-sale securities (at fair value)	45,137	41,775
Federal Home Loan Bank stock, at cost	437	437
Loans, net of allowance for loan losses of $565 at September 30, 2015 and $520 at December 31, 2014	150,795	133,910
Premises and equipment, net	1,250	1,254
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,142	5,037
Accrued interest receivable	450	382
Other assets	206	175

Total assets	$223,583	$213,342

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$14,199	$13,286
Interest-bearing	162,854	153,785

Total deposits	177,053	167,071
Deferred tax liability, net	92	215
Other liabilities	528	593

Total liabilities	177,673	167,879

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,829,579 shares at September 30, 2015 and December 31, 2014	28	28
Additional paid-in-capital	26,599	26,575
Retained earnings	20,335	19,832
Unearned compensation — ESOP	(2,132)	(2,188)
Accumulated other comprehensive income	1,080	1,216

Total stockholders’ equity	45,910	45,463

Total liabilities and stockholders’ equity	$223,583	$213,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$1,289	$1,153	$3,648	$3,444
Interest and dividends on securities:
Taxable	223	173	622	538
Tax-exempt	8	—	21	—
Other interest	7	4	27	12

Total interest and dividend income	1,527	1,330	4,318	3,994

Interest expense:
Interest on deposits	326	317	943	958

Total interest expense	326	317	943	958

Net interest and dividend income	1,201	1,013	3,375	3,036
Provision for loan losses	35	—	45	10

Net interest and dividend income after provision for loan losses	1,166	1,013	3,330	3,026

Noninterest income:
Fees and service charges	25	30	68	87
Gain on sales of securities, net	—	—	409	—
Writedown of securites	—	—	(377)	—
Gain on sales of loans	—	—	—	19
Income on bank-owned life insurance	23	22	65	65
Other income	56	2	60	11

Total noninterest income	104	54	225	182

Noninterest expense:
Salaries and employee benefits	617	522	1,777	1,516
Occupancy expense	73	69	231	212
Equipment expense	13	19	36	44
Data processing expense	84	70	235	223
Advertising expense	43	30	103	89
Printing and supplies	12	5	40	24
FDIC assessment	28	30	86	84
Audits and examinations	48	42	137	99
Other professional services	30	16	87	53
Other expense	25	35	82	106

Total noninterest expense	973	838	2,814	2,450

Income before income tax expense	297	229	741	758
Income tax expense	91	69	238	237

Net income	$206	$160	$503	$521

Earnings Per Share:
Basic	$0.08	N/A	$0.19	N/A

Diluted	$0.08	N/A	$0.19	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$206	$160	$503	$521
Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(165)	(76)	(230)	842
Reclassification adjustment for net realized gains in net income	—	—	(32)	—

Other comprehensive (loss) income before income tax effect	(165)	(76)	(262)	842
Income tax benefit (expense)	83	26	126	(312)

Other comprehensive (loss) income, net of tax	(82)	(50)	(136)	530

Comprehensive income	$124	$110	$367	$1,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained Earnings	Unearned Compensation - ESOP	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Capital
Balance, December 31, 2013	—	$—	$—	$20,004	$—	$573	$20,577
Net income	—	—	—	521	—	—	521
Other comprehensive income, net of tax	—	—	—	—	—	530	530

Balance, September 30, 2014	—	$—	$—	$20,525	$—	$1,103	$21,628

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463
Net income	—	—	—	503	—	—	503
Other comprehensive loss, net of tax	—	—	—	—	—	(136)	(136)
ESOP shares committed to be released (7,546 shares)	—	—	24	—	56	—	80

Balance, September 30, 2015	2,829,579	$28	$26,599	$20,335	$(2,132)	$1,080	$45,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$503	$521
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net of accretion	28	3
Gain on available-for-sale securities, net	(409)	—
Writedown of available-for-sale securities	377	—
Provision for loan losses	45	10
Change in net deferred loan costs/fees	1	19
Loans originated for sale	—	(1,519)
Proceeds from sales of loans	—	1,538
Gain on sales of loans	—	(19)
Depreciation and amortization	73	74
(Increase) decrease in accrued interest receivable	(68)	28
Increase in other assets	(34)	(949)
(Decrease) increase in accrued expenses and other liabilities	(65)	215
Decrease (increase) in income tax receivable	3	(64)
Deferred tax expense (benefit)	3	(10)
Income on bank-owned life insurance	(65)	(65)
ESOP expense	80	—

Net cash provided by (used in) operating activities	472	(218)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,218)	(1,250)
Proceeds from sales of available-for-sale securities	1,898	—
Proceeds from maturities and calls of available-for-sale securities	7,700	2,500
Purchase of Federal Home Loan Bank stock	—	(28)
Loan originations and principal collections, net	(16,931)	(318)
Capital expenditures	(69)	(103)
Premiums paid on bank-owned life insurance	(40)	(40)

Net cash (used in) provided by investing activities	(20,660)	761

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	281	22,123
Net increase (decrease) in time deposits	9,701	(7,668)

Net cash provided by financing activities	9,982	14,455

Net (decrease) increase in cash and cash equivalents	(10,206)	14,998
Cash and cash equivalents at beginning of period	29,491	16,995

Cash and cash equivalents at end of period	$19,285	$31,993

Supplemental disclosures:
Interest paid	$943	$960
Income taxes paid	232	311

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2015 and for the interim periods ended September 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

CASH AND CASH EQUIVALENTS:

As of September 30, 2015 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,644,000, which represents approximately 14.5% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.5% of total stockholders’ equity

As of December 31, 2014, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$7,440,000, which represents approximately 16.4% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

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

The calculation of basic and diluted EPS is presented below. There were no common stock equivalents in the nine month period ending September 30, 2015 (unaudited).

	(unaudited)
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net income (in thousands)	$206	$503

Basic Common Shares:
Weighted average common shares outstanding	2,829,579	2,829,579
Weighted average unallocated ESOP shares	(218,820)	(218,820)

Basic and diluted weighted average shares outstanding	2,610,759	2,610,759

Basic earnings per share	$0.08	$0.19

Diluted earnings per share	$0.08	$0.19

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU 2014-09. The Company is currently reviewing ASU 2014-09 and 2015-14 to determine the impact of the new guidance on the consolidated financial statements.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2015: (unaudited)
U.S. government and federal agency obligations	$8,419	$55	$31	$8,443
Debt securities issued by states of the United States and political subdivisions of the states	1,437	1	6	1,432
Corporate bonds and notes	14,870	36	10	14,896
Preferred stock	3,000	18	44	2,974
Mortgage-backed securities	2,423	—	41	2,382
Marketable equity securities	13,182	1,868	40	15,010

	$43,331	$1,978	$172	$45,137

December 31, 2014:
U.S. government and federal agency obligations	$4,007	$3	$20	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	544	—	4	540
Corporate bonds and notes	15,238	38	35	15,241
Preferred stock	3,000	—	96	2,904
Mortgage-backed securities	2,138	—	23	2,115
Marketable equity securities	14,780	2,641	436	16,985

	$39,707	$2,682	$614	$41,775

The scheduled maturities of debt securities were as follows as of the dates indicated:

September 30, 2015 (unaudited)	Fair Value
(In Thousands)
Due within one year	$4,765
Due after one year through five years	15,624
Due after five years through ten years	1,949
Due after ten years	2,519
Mortgage-backed securities	2,382
Asset-backed securities	1,932

$29,171

December 31, 2014	Fair Value
(In Thousands)
Due within one year	$5,278
Due after one year through five years	12,990
Due after five years through ten years	1,491
Due after ten years	994
Mortgage-backed securities	2,115
Asset-backed securities	1,011

$23,879

Not included in the maturity table above is preferred stock with no stated maturity of $956,000, at September 30, 2015 and $911,000, at December 31, 2014.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of September 30, 2015 (unaudited) and December 31, 2014.

During the three months ended September 30, 2015 there were no sales of available-for-sale securities. Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2015, amounted to $1.9 million. The gross realized gains on these sales amounted to $489,000 and the gross realized losses were $80,000. The tax expense applicable to these net realized gains amounted to $164,000. During the nine months ended September 30, 2014, there were no sales of available-for-sale securities.

The Company had no pledged securities as of September 30, 2015 (unaudited) and December 31, 2014.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2015: (unaudited)
U.S. government and federal agency obligations	$2,764	$30	$499	$1	$3,263	$31
Debt securities issued by states of the United States and political subdivisions of the states	1,046	6	—	—	1,046	6
Corporate bonds and notes	2,487	5	994	5	3,481	10
Preferred stock	—	—	956	44	956	44
Mortgage-backed securities	2,382	41	—	—	2,382	41
Marketable equity securities	3,100	27	4,381	13	7,481	40

Total temporarily impaired securities	$11,779	$109	$6,830	$63	$18,609	$172

December 31, 2014:
U.S. government and federal agency obligations	$2,006	$6	$1,486	$14	$3,492	$20
Debt securities issued by states of the United States and political subdivisions of the states	540	4	—	—	540	4
Corporate bonds and notes	4,978	11	1,974	24	6,952	35
Preferred stock	—	—	2,904	96	2,904	96
Mortgage-backed securities	2,115	23	—	—	2,115	23
Marketable equity securities	—	—	10,306	436	10,306	436

Total temporarily impaired securities	$9,639	$44	$16,670	$570	$26,309	$614

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

During the three months ended September 30, 2015, the Company had no write downs of securities. The Company wrote down four securities during the nine months ended September 30, 2015 that were deemed other than temporarily impaired and recognized a loss of $377,000. There were no write downs of securities for the three and nine months ended September 30, 2014. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

September 30, 2015 (unaudited)

Unrealized losses on U.S. Government and federal agency obligations amounted to $31,000 and consisted of six securities. Unrealized losses on municipal bonds amounted to $6,000 and consisted of three securities. Unrealized losses on corporate bonds and notes amounted to $10,000 and consisted of six securities. The unrealized losses on all but one of these debt securities were individually less than 1.5% of amortized cost basis, with one U.S. government and federal agency obligation at 1.9% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. The unrealized losses on all of these debt securities were each individually less than 1.7% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. Unrealized losses on mortgage-backed securities amounted to $41,000 and consisted of four securities. The unrealized losses on all but one of these debt securities were each individually less than 1.5% of amortized cost basis, with one mortgage backed security at 3.0% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

Unrealized losses on preferred stocks amounted to $44,000 and consisted of one investment. Public Storage Inc., has an unrealized loss of $44,000, or 4.4% of amortized cost. This loss was due to changes in interest rates. The Company reviewed this investment for other than temporary impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities amounted to $40,000 and consisted of five mutual funds. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the nine months ended September 30, 2015 (unaudited). The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

December 31, 2014

Unrealized losses on U.S. Government and federal agency obligations amounted to $20,000 and consisted of four securities. Unrealized losses on municipal bonds amounted to $4,000 and consisted of two securities. Unrealized losses on corporate bonds and notes amounted to $35,000 and consisted of twelve securities. Unrealized losses on mortgage-backed securities amounted to $23,000 and consisted of three securities. The unrealized losses on all of these debt securities were each individually less than 2.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Company’s investments in preferred stocks were purchased in the first quarter of 2013, and consist of three investments with unrealized losses amounting to $96,000, or 3.2% of amortized cost. These three investments consist of Kayne Anderson MLP, which has an unrealized loss of $1,000, or 0.1 percent of amortized cost, General Electric Capital Corporation, which has an unrealized loss of $6,000, or 0.6% of amortized cost, and Public Storage Inc., which has an unrealized loss of $89,000, or 8.9% of amortized cost. These losses were due to changes in interest rates. The Company reviewed these investments for other than temporary impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

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

NOTE 4 - LOANS

Loans consisted of the following at:

	September 30, 2015	December 31, 2014
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$124,846	$118,144
Home equity loans and lines of credit	10,813	10,811
Commercial	11,142	2,462
Construction	4,349	2,787
Consumer loans	131	146

Total loans	151,281	134,350
Allowance for loan losses	(565)	(520)
Deferred loan costs, net	79	80

Net loans	$150,795	$133,910

The following tables set forth information on the allowance for loan losses at and for the nine months ended September 30, 2015 and 2014 (unaudited), and at and for the year ended December 31, 2014:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
September 30, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(56)	1	102	(1)	—	(1)	45

Ending balance	$358	$59	$127	$20	$1	$—	$565

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	358	59	127	20	1	—	565

Total allowance for loan losses ending balance	$358	$59	$127	$20	$1	$—	$565

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	124,846	10,813	11,142	4,349	131	—	151,281

Total loans ending balance	$124,846	$10,813	$11,142	$4,349	$131	$—	$151,281

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
September 30, 2014 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(6)	6	5	3	—	2	10

Ending balance	$408	$61	$25	$17	$1	$8	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	408	61	25	17	1	8	520

Total allowance for loan losses ending balance	$408	$61	$25	$17	$1	$8	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	116,421	11,385	2,499	2,315	107	—	132,727

Total loans ending balance	$116,421	$11,385	$2,499	$2,315	$107	$—	$132,727

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	3	5	7	—	(5)	10

Ending balance	$414	$58	$25	$21	$1	$1	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	1	1	520

Total allowance for loan losses ending balance	$414	$58	$25	$21	$1	$1	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,144	10,811	2,462	2,787	146	—	134,350

Total loans ending balance	$118,144	$10,811	$2,462	$2,787	$146	$—	$134,350

The following tables set forth information regarding nonaccrual loans and past-due loans at September 30, 2015 (unaudited) and December 31, 2014:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At September 30, 2015 (unaudited)
Real estate loans:
One-to four-family residential	$406	$21	$67	$494	$124,352	$124,846	$—	$88
Home equity loans and lines of credit	—	—	197	197	10,616	10,813	—	197
Commercial	—	—	—	—	11,142	11,142	—	—
Construction	—	—	—	—	4,349	4,349	—	—
Consumer loans	1	—	—	1	130	131	—	—

Total	$407	$21	$264	$692	$150,589	$151,281	$—	$285

At December 31, 2014
Real estate loans:
One-to four-family residential	$817	$122	$113	$1,052	$117,092	$118,144	$—	$421
Home equity loans and lines of credit	—	198	4	202	10,609	10,811	—	202
Commercial	—	—	—	—	2,462	2,462	—	—
Construction	—	—	—	—	2,787	2,787	—	—
Consumer loans	—	1	—	1	145	146	—	—

Total	$817	$321	$117	$1,255	$133,095	$134,350	$—	$623

As of and during the nine months ended September 30, 2015 and 2014 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the nine months ended September 30, 2015 and 2014 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-10-50.

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

As of September 30, 2015 (unaudited), one- to four- family residential real estate loans with balances totaling $274,000 and home equity loans and lines of credit totaling $197,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2014, one- to four- family residential real estate loans with balances totaling $394,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	September 30, 2015	December 31, 2014
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	514	482
Data processing equipment	254	217

	2,978	2,909
Accumulated depreciation	(1,728)	(1,655)

	$1,250	$1,254

NOTE 6 - DEPOSITS

The aggregate amount of time deposit accounts in denominations of $100,000 or more as of September 30, 2015 (unaudited) and December 31, 2014 was $43,778,000 and $34,583,000, respectively. The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of September 30, 2015 (unaudited) and December 31, 2014 amounted to $15,533,000 and $12,015,000, respectively.

For time deposits as of September 30, 2015 (unaudited) the scheduled maturities for each of the following years ended September 30 are as follows:

(In Thousands)
2016	$39,581
2017	33,563
2018	5,964
2019	1,422
2020	417

$80,947

Deposits from related parties held by the Bank as of September 30, 2015 (unaudited) and December 31, 2014 amounted to $4,906,000 and $5,044,000, respectively.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
	(unaudited)
Commitments to originate loans	$6,685	$3,713
Unused lines of credit	11,392	11,065
Due to borrowers on unadvanced construction loans	1,191	323

	$19,268	$15,101

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2015 (unaudited) and December 31, 2014. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2015: (unaudited)
U.S. government and federal agency obligations	$8,443	$—	$8,443	$—
Debt securities issued by states of the United States and political subdivisions of the states	1,432	—	1,432	—
Corporate bonds and notes	14,896	—	14,896	—
Preferred stock	2,974	2,974	—	—
Mortgage-backed securities	2,382	—	2,382	—
Marketable equity securities	15,010	15,010	—	—

Totals	$45,137	$17,984	$27,153	$—

December 31, 2014:
U.S. government and federal agency obligations	$3,990	$—	$3,990	$—
Debt securities issued by states of the United States and political subdivisions of the states	540	—	540	—
Corporate bonds and notes	15,241	—	15,241	—
Preferred stock	2,904	2,904	—	—
Mortgage-backed securities	2,115	—	2,115	—
Marketable equity securities	16,985	16,985	—	—

Totals	$41,775	$19,889	$21,886	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At September 30, 2015 (unaudited) and December 31, 2014, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2015 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,285	$19,285	$—	$—	$19,285
Available-for-sale securities	45,137	17,984	27,153	—	45,137
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	150,795	—	—	152,120	152,120
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	450	450	—	—	450
Financial liabilities:
Deposits	177,053	—	177,606	—	177,606

	December 31, 2014
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,491	$29,491	$—	$—	$29,491
Available-for-sale securities	41,775	19,889	21,886	—	41,775
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	133,910	—	—	135,513	135,513
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	382	382	—	—	382
Financial liabilities:
Deposits	167,071	—	167,881	—	167,881

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10 - OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In Thousands) (unaudited)
Net unrealized holding (losses) gains on available-for-sale securities	$(165)	$(76)	$(230)	$842
Reclassification adjustment for realized gains in net income (1)	—	—	(32)	—

Other comprehensive (loss) income before income tax effect	(165)	(76)	(262)	842
Income tax benefit (expense)	83	26	126	(312)

Other comprehensive (loss) income, net of tax	$(82)	$(50)	$(136)	$530

(1)	Reclassification adjustments include net realized securities gains, net of writedowns. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount is reflected as a gain on sales of securities, net and writedowns of securities, the tax effect is included in income tax expense, and the after-tax amount is included in net income.

Accumulated other comprehensive income as of September 30, 2015 (unaudited) and December 31, 2014 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 11 - REGULATORY MATTERS

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

As of September 30, 2015 (unaudited) and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

	September 30, 2015	December 31, 2014
	(Dollars in Thousands)
Regulatory Capital
Stockholders’ Equity	$32,977	$32,595
Less: Net unrealized gains on investment securities, net of tax	(1,103)	(1,231)

Common Equity Tier 1 Capital	31,874	N/A

Tier 1 Capital	31,874	31,364
Unrealized gains on equity securities	823	990
Allowable reserve for credit losses	564	520

Total Regulatory Capital (1)	$33,261	$32,874

Risk-weighted assets (1)	$130,815	$119,395
Average Assets	$214,559	$208,294
Key Regulatory Capital Ratios (1):
Common Equity Tier 1 Capital Ratio	24.37%	N/A
Tier 1 Capital Ratio	24.37%	26.27%
Total Capital Ratio	25.43%	27.53%
Tier 1 Leverage Ratio	14.86%	14.78%

(1)	September 30, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014

Total assets increased $10.2 million, or 4.8%, to $223.6 million at September 30, 2015 from $213.3 million at December 31, 2014. The increase was primarily the result of an increase in securities available-for-sale and net loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $10.2 million, or 34.6%, to $19.3 million at September 30, 2015 from $29.5 million at December 31, 2014. These decreases were due primarily to residential and commercial loan originations and purchases of available-for-sale securities.

Securities available-for-sale increased $3.3 million, or 8.0%, to $45.1 million at September 30, 2015 from $41.8 million at December 31, 2014. The increase in securities available-for-sale during 2015 was a result of the investment of the proceeds of our initial public offering in October 2014.

Net loans increased $16.9 million, or 12.6%, to $150.8 million at September 30, 2015 from $133.9 million at December 31, 2014. The increase in net loans was due primarily to an increase of $6.7 million, or 5.7%, in one-to-four family residential loans, an increase of $1.6 million, or 56.1%, in construction loans as well as an increase of $8.7 million, or 352.6%, in commercial real estate loans during the nine months ended September 30, 2015.

At September 30, 2015, our investment in bank-owned life insurance was $5.1 million, an increase of $105,000, or 2.1%, from $5.0 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Other assets increased $31,000, or 17.7%, to $206,000 at September 30, 2015 from $175,000 at December 31, 2014. The increase resulted primarily from an increase of $47,000 in prepaid expenses partially offset by a decrease of $7,000 in ACH in process.

Total deposits increased $10.0 million, or 6.0%, to $177.1 million at September 30, 2015 from $167.1 million at December 31, 2014. The increase in deposits was due primarily to an increase of $9.7 million, or 13.6%, in time deposits and $3.4 million, or 25.8%, in NOW accounts and an increase of $913,000 or 6.9% in demand deposits. The increases in time deposits, NOW accounts and demand deposits were offset by a decrease of $4.1 million, or 10.6%, in money market accounts.

We had no borrowings outstanding at September 30, 2015 or December 31, 2014. At September 30, 2015, we had the ability to borrow approximately $89.9 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at September 30, 2015, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $447,000, or 1.0%, to $45.9 million at September 30, 2015 from $45.5 million at December 31, 2014. The increase was primarily the result of net income of $503,000 as well as an increase of $80,000 due to ESOP shares committed to be released, offset by $136,000 in other comprehensive loss, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income increased $46,000, or 28.8%, to $206,000 for the three months ended September 30, 2015 from $160,000 for the three months ended September 30, 2014. Net income increased primarily due to an increase in interest income and noninterest income, partially offset by an increase in interest expense and noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $197,000, or 14.8%, to $1.5 million for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014 due to an increase in interest and fees on loans, which increased $136,000, or 11.8%, to $1.3 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. The increase of $136,000 in interest and fees on loans was primarily the result of an increase in new loan originations.

Interest and dividends on securities increased $58,000, or 33.5%, to $231,000 for the three months ended September 30, 2015 from $173,000 for the three months ended September 30, 2014 resulting from an increase of $5.7 million in the average balance of securities quarter to quarter.

Interest Expense. Interest expense increased $9,000, or 2.8%, to $326,000 for the three months ended September 30, 2015 from $317,000 for the three months ended September 30, 2014. The increase was due to an increase of $4.5 million, or 6.0%, in the average balance of time deposits.

Net Interest and Dividend Income. Net interest and dividend income increased $188,000, or 18.6%, to $1.2 million for the three months ended September 30, 2015 from $1.0 million for the three months ended September 30, 2014 primarily due to an increase of $34.3 million in our net interest-earning assets to $53.2 million during the 2015 period from $18.9 million during the 2014 period. This was offset in part as our net interest rate spread decreased seven basis points to 2.07% for 2015 quarter from 2.14% for 2014 quarter.

Provision for Loan Losses. We recorded a provision for loan losses of $35,000 for the three months ended September 30, 2015, an increase of $35,000 from no provision for the three months ended September 30, 2014.

There were no charge-offs for the quarters ended September 30, 2015 and September 30, 2014. The allowance for loan losses was $565,000, or 0.37% of total loans, at September 30, 2015, an increase of $45,000, or 8.6%, compared to $520,000, or 0.39% of total loans, at December 31, 2014. Total nonperforming loans were $285,000 at September 30, 2015 compared to $623,000 at December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 198% at September 30, 2015 compared to 90.7% at December 31, 2014.

Noninterest Income. Noninterest income increased $50,000, or 92.7%, to $104,000 for the three months ended September 30, 2015 from $54,000 for the three months ended September 30, 2014 due primarily to an increase of $54,000 in other income from the redemption of a life insurance policy, partially offset by decreased fees and service charges.

There were no loans originated for sale and sold during the three months ended September 30, 2015 and September 30, 2014. Fees and service charges decreased $5,000, or 16.7%, to $25,000 for the three months ended September 30, 2015 from $30,000 for the three months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $135,000, or 16.1%, to $973,000 for the three months ended September 30, 2015 from $838,000 for the three months ended September 30, 2014. Noninterest expense increased primarily due to an increase in salaries and employee benefits as well as data processing expense, advertising expense and the expense for professional services associated with being a public company.

Salaries and employee benefits increased $95,000, or 18.2%, to $617,000 for the three months ended September 30, 2015 from $522,000 for the three months ended September 30, 2014 as a result of hiring loan staff as well as normal salary increases and increases in payroll taxes. Data processing expenses increased $14,000, or 20.0%, to $84,000 for the three months ended September 30, 2015, from $70,000 for the three months ended September 30, 2014. The expense for advertising increased $13,000, or 43.4%, to $43,000 for the three month period ended September 30, 2015 from $30,000 for the same period in 2014. The expense for professional services increased $14,000, or 87.5%, to $30,000 for the three month period ended September 30, 2015 from $16,000 for the same period in 2014.

Income Tax Expense. Income tax expense increased $22,000, or 31.9%, to $91,000 for the three months ended September 30, 2015 from $69,000 for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 and September 30, 2014 was 30.6% and 30.1%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2015 and 2014 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended September 30, 2015 and 2014 are annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$146,269	$1,289	3.53%	$131,179	$1,153	3.52%
Securities (1)	45,524	231	2.03%	39,826	173	1.74%
Other interest-earning assets (2)	19,559	7	0.14%	11,780	4	0.14%

Total interest-earning assets	211,352	1,527	2.89%	182,785	1,330	2.91%

Non-interest earning assets	7,784			11,653

Total assets	$219,136			$194,438

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,696	$16	0.20%	$31,989	$17	0.21%
Certificates of deposit	78,650	274	1.39%	74,158	257	1.39%
Money market accounts	33,902	32	0.38%	42,040	40	0.38%
NOW accounts	13,911	4	0.12%	15,662	3	0.08%

Total interest-bearing deposits	158,159	326	0.82%	163,849	317	0.77%
Borrowings	—	—		—	—

Total interest-bearing liabilities	158,159	326	0.82%	163,849	317	0.77%
Demand deposit accounts	14,294			7,907
Other noninterest-bearing liabilities	677			1,101

Total liabilites	173,130			172,857
Stockholders’ equity	46,006			21,581

Total liabilities and stockholders’ equity	$219,136			$194,438

Net interest income		$1,201			$1,013

Net interest rate spread (3)			2.07%			2.14%
Net interest-earning assets (4)	$53,193			$18,936

Net interest margin (5)			2.27%			2.22%
Average of interest-earning assets to interest-bearing liabilities	133.63%			111.56%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended September 30, 2015 and 2014 as the amount is not significant.
(2)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(3)	Net interest rate spread represents the difference between the weighted aveage yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income decreased $18,000, or 3.5%, to $503,000 for the nine months ended September 30, 2015 from $521,000 for the nine months ended September 30, 2014. Net income decreased primarily due to an increase in noninterest expenses, partially offset by an increase in interest and dividend income and a decrease in interest expense.

Interest and Dividend Income. Interest and dividend income increased $324,000, or 8.1%, to $4.3 million for the nine months ended September 30, 2015 from $4.0 million for the nine months ended September 30, 2014 primarily due to an increase in interest and fees on loans, which increased $204,000, or 5.9%, to $3.6 million for the nine months ended September 30, 2015 from $3.4 million for the nine months ended September 30, 2014. The increase of $204,000 in interest and fees on loans was the result of an increase in new loan originations.

Interest and dividends on securities increased $105,000, or 19.5%, to $643,000 for the nine months ended September 30, 2015 from $538,000 for the nine months ended September 30, 2014 resulting primarily from an increase of $4.7 million in the average balance of securities period to period.

Other interest income increased $15,000, or 125.1%, for the nine month period ended September 30, 2015 due primarily to an $11.8 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense decreased $15,000, or 1.6%, to $943,000 for the nine months ended September 30, 2015 from $958,000 for the nine months ended September 30, 2014. The decrease was due to a decrease in the average balance of interest-bearing deposits of $7.1 million, or 4.4%, consisting of decreases of $729,000, or 2.3%, in the average balance of savings accounts, $686,000, or 0.9%, in the average balance of certificates of deposits, and $6.4 million, or 15.2%, in the average balance of money market accounts, partially offset by an increase of $669,000, or 5.3%, in the average balance of NOW accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $339,000, or 11.2%, to $3.4 million for the nine months ended September 30, 2015 from $3.0 million for the nine months ended September 30, 2014 primarily due to an increase of $31.2 million, or 144.5%, in our net interest-earning assets to $52.8 million during the nine months ended September 30, 2015 from $21.6 million during the nine months ended September 30, 2014. This was offset in part as our net interest rate spread decreased fifteen basis points to 1.96% for the 2015 period from 2.11% for the 2014 period.

Provision for Loan Losses. We recorded a $45,000 provision for loan losses for the nine months ended September 30, 2015, compared to $10,000 recorded for the nine months ended September 30, 2014.

There were no charge-offs for the nine month periods ended September 30, 2015 and September 30, 2014. The allowance for loan losses was $565,000, or 0.37% of total loans, at September 30, 2015, an increase of $45,000, or 8.6%, compared to $520,000, or 0.39% of total loans, at December 31, 2014. Total nonperforming loans were $285,000 at September 30, 2015 compared to $623,000 at December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 198% at September 30, 2015 compared to 90.7% at December 31, 2014.

Noninterest Income. Noninterest income increased $43,000, or 23.6%, to $225,000 for the nine months ended September 30, 2015 from $182,000 for the nine months ended September 30, 2014 due primarily from an increase in other noninterest income from the redemption of a life insurance policy and gains on sales of available-for-sale securities, net of writedowns of securities, offset by a decrease in sales of loans as well as decreased fees and service charges.

There were no loans originated for sale and sold during the nine months ended September 30, 2015 resulting in a decrease of $19,000 for the period in gain on sales of loans. Fees and service charges decreased $19,000, or 21.8%, to $68,000 for the nine months ended September 30, 2015 from $87,000 for the nine months ended September 30, 2014. Other income increased $49,000, or 445.5%, to $60,000 for the nine months ended September 30, 2015 from $11,000 for the nine months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $364,000, or 14.9%, to $2.8 million for the nine months ended September 30, 2015 from $2.5 million for the nine months ended September 30, 2014. Noninterest expense increased primarily due to increases to salaries and employee benefits as well as audit and examination expense, occupancy expense, data processing expense, advertising expense, printing and supplies, and the expense for professional services associated with being a public company.

Salaries and employee benefits increased $261,000, or 17.2%, to $1.8 million for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014 as a result of hiring additional loan staff as well as normal salary increases and increases in payroll taxes. Audit and examination expenses increased $38,000, or 38.4%, to $137,000 for the nine months ended September 30, 2015, from $99,000 for the nine months ended September 30, 2014. Occupancy expenses increased $19,000, or 9.0%, to $231,000 for the nine months ended September 30, 2015, from $212,000 for the nine months ended September 30, 2014. Data processing expenses increased $12,000, or 5.4%, to $235,000 for the nine months ended September 30, 2015, from $223,000 for the nine months ended September 30, 2014. Advertising expenses increased $14,000, or 15.7%, to $103,000 for the nine months ended September 30, 2015, from $89,000 for the nine months ended September 30, 2014. Printing and supply expenses increased $16,000, or 66.7%, to $40,000 for the nine months ended September 30, 2015, from $24,000 for the nine months ended September 30, 2014. The expense for professional services increased $34,000, or 64.2%, to $87,000 for the nine month period ended September 30, 2015 from $53,000 for the same period in 2014.

Income Tax Expense. Income tax expense increased $1,000, or 0.4%, to $238,000 for the nine months ended September 30, 2015 from $237,000 for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 and September 30, 2014 was 32.1% and 31.3%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2015 and 2014 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the nine months ended September 30, 2015 and 2014 are annualized.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$138,833	$3,648	3.50%	$131,217	$3,444	3.50%
Securities (1)	44,492	643	1.93%	39,794	538	1.80%
Other interest-earning assets (2)	24,452	27	0.15%	12,657	12	0.13%

Total interest-earning assets	207,777	4,318	2.77%	183,668	3,994	2.90%

Non-interest earning assets	7,599			10,576

Total assets	$215,376			$194,244

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,573	$49	0.21%	$32,302	$51	0.21%
Certificates of deposit	74,669	786	1.40%	75,355	782	1.38%
Money market accounts	35,530	98	0.37%	41,889	117	0.37%
NOW accounts	13,183	10	0.10%	12,514	8	0.09%

Total interest-bearing deposits	154,955	943	0.81%	162,060	958	0.79%
Borrowings	—	—		—	—

Total interest-bearing liabilities	154,955	943	0.81%	162,060	958	0.79%
Demand deposit accounts	13,813			10,111
Other noninterest-bearing liabilities	802			889

Total liabilites	169,570			173,060
Stockholders’ equity	45,806			21,184

Total liabilities and stockholders’ equity	$215,376			$194,244

Net interest income		$3,375			$3,036

Net interest rate spread (3)			1.96%			2.11%
Net interest-earning assets (4)	$52,822			$21,608

Net interest margin (5)			2.17%			2.20%
Average of interest-earning assets to interest-bearing liabilities	134.09%			113.33%

(1)	No tax equivalent adjustment was applied to tax exempt income for the nine months ended September 30, 2015 and 2014 as the amount is not significant.
(2)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.
(3)	Net interest rate spread represents the difference between the weighted aveage yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans (1)	$134	$2	$136	$204	$—	$204
Securities (2)	27	31	58	65	40	105
Other interest-earning assets (3)	3	—	3	13	2	15

Total interest-earning assets	164	33	197	282	42	324

Interest-bearing liabilities
Deposits:
Savings accounts	—	(1)	(1)	(2)	—	(2)
Certificates of Deposit	16	1	17	(7)	11	4
Money market accounts	(8)	—	(8)	(19)	—	(19)
NOW accounts	—	1	1	1	1	2

Total interest-bearing deposits	8	1	9	(27)	12	(15)
Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	8	1	9	(27)	12	(15)

Change in net interest income	$156	$32	$188	$309	$30	$339

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank deposit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MELROSE BANCORP, INC.

Date: November 10, 2015	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: November 10, 2015	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer