Form 10-K
period 2015-12-31
Melrose Bancorp, Inc.
filed 2016-03-30
CIK 1600890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2015.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015 ($14.07), was approximately $39.8 million.

As of March 30, 2016, there were 2,701,979 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Part III of this 10K are referenced to the 2016 Proxy Statement.

PART I

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

ITEM 1. Business

General

Melrose Bancorp, Inc.

Melrose Bancorp, Inc. (“Melrose Bancorp” or the “Company”) was incorporated in the State of Maryland in February 2014 for the purpose of becoming the bank holding company for Melrose Cooperative Bank (the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in October 2014 at which time Melrose Bancorp became the registered bank holding company of the Bank. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”. To date, other than holding all of the Bank’s issued and outstanding stock and making a loan to the Bank’s employee stock ownership plan, the Company is not engaged in any business.

At December 31, 2015, Melrose Bancorp had consolidated assets of $230.7 million, liabilities of $185.2 million and stockholders’ equity of $45.5 million.

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

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of less than 15 years. Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold our fixed-rate one- to four-family residential real estate loans with terms of 15 years or greater outside of our community reinvestment act (CRA) area on a servicing-released basis. During the year ended December 31, 2015 and 2014, we originated for sale and sold no loans and $1.8 million, respectively, of fixed-rate one- to four-family residential mortgage loans, including refinances, in order to generate fee income and consistent with our interest rate risk strategy.

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

Market Area

We conduct our operations from our full-service banking office in Melrose, Massachusetts which is located in the greater Boston metropolitan area of Middlesex County. Melrose is a suburb located approximately seven miles north of Boston. We consider our primary deposit area to be Melrose and the surrounding towns and our primary lending market area to be Northeastern Massachusetts. While we occasionally make loans secured by properties located outside of our primary lending market, these loans are generally to borrowers with whom we have an existing relationship and who have a presence within our primary lending market.

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

Based on the 2013 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in December 2015, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area had an unemployment rate of 4.1% compared to the national unemployment rate of 4.8% for December 2015.

Based on United States census estimates, from 2010 to 2014, the population of Middlesex County increased marginally from 1.54 million persons to 1.57 million persons. From 2010 to 2014, the median household income for Middlesex County was $83,488 compared to median household income for Massachusetts of $67,846 and $53,482 for the United States.

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

We are a small community savings institution and as of June 30, 2015 (the latest date for which information is available), our market share was 0.34% of total Federal Deposit Insurance Corporation (FDIC)-insured deposits in Middlesex County, Massachusetts making us the 39th largest out of 54 financial institutions in Middlesex County.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans and home equity loans and lines of credit. To a much lesser extent, we also originate commercial real estate loans, construction loans and consumer loans. In recent years, we have modestly increased our commercial real estate loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family residential	$132,237	82.3%	$118,144	87.9%	$118,328	89.4%	$112,914	89.5%	$100,510	87.5%
Home equity loans and lines of credit	10,862	6.8	10,811	8.1	10,037	7.6	9,906	7.9	10,690	9.3
Commercial	13,251	8.2	2,462	1.8	2,052	1.5	1,918	1.6	2,447	2.1
Construction(1)	4,303	2.6	2,787	2.1	1,871	1.4	1,189	0.9	1,068	0.9
Consumer loans	121	0.1	146	0.1	121	0.1	192	0.1	265	0.2

Total loans	160,774	100.0%	134,350	100.0%	132,409	100.0%	126,119	100.0%	114,980	100.0%

Other Items:
Allowance for loan losses	(580)		(520)		(510)		(474)		(440)
Deferred loan costs, net	109		80		96		104		95

Net loans	$160,303		$133,910		$131,995		$125,749		$114,635

(1)	Net of undisbursed proceeds on loans-in-process.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One to Four Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction Loans		Consumer Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$80	6.17%	$—	—%	$—	—%	$297	5.00%	$19	11.61%	$396	5.56%
2017	76	4.57	69	3.25	—	—	—	—	9	4.99	154	4.00
2018	240	4.34	107	3.25	—	—	—	—	8	4.99	355	4.16
2019 to 2020	927	3.28	255	3.48	72	4.13	—	—	—	—	1,254	3.37
2021 to 2025	15,727	3.20	3,413	3.78	9,606	3.86	1,763	4.05	85	5.65	30,594	3.52
2026 to 2030	21,857	3.22	3,420	3.98	—	—	—	—	—	—	25,277	3.33
2031 and beyond	93,330	3.41	3,598	2.53	3,573	4.44	2,243	3.50	—	—	102,744	3.42

Total	$132,237	3.36%	$10,862	3.42%	$13,251	4.02%	$4,303	3.83%	$121	5.50%	$160,774	3.43%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are due after December 31, 2016.

	Due After December 31, 2016
	Fixed Rate	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$62,816	$69,341	$132,157
Home equity loans and lines of credit	2,116	8,746	10,862
Commercial	2,774	10,477	13,251
Construction	326	3,680	4,006
Consumer loans	17	85	102

Total	$68,049	$92,329	$160,378

One- to Four-Family Residential Real Estate Lending. The focus of our lending is the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2015, $132.2 million, or 82.3%, of our total loan portfolio consisted of one- to four-family residential real estate loans. At that date, our average outstanding one- to four-family residential real estate loan balance was $214,000 and our largest outstanding residential loan had a principal balance of $1.2 million. At December 31, 2015, our 10 largest loans totaled $7.9 million, all 10 of which are one- to four-family residential real estate loans. The majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the years ended December 31, 2015 and 2014, we originated $10.5 million and $7.3 million of jumbo loans, respectively.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. Prior to January 2014, we offered a 40-year adjustable rate loan product. At December 31, 2015, $69.3 million, or 52%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

We originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% without private mortgage insurance. We originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s monthly debt service does not exceed 43% of the borrower’s monthly cash-flow.

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

Generally, we sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. Currently, the majority of loans that we sell are sold to the Massachusetts Housing Finance Agency and Northeast Home Loan with servicing released.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. During the year ended December 31, 2015, we originated 52 one-to-four family residential real estate loans totaling $19.6 million with adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2015, we had $10.9 million, or 6.8%, of our total loan portfolio in home equity loans and lines of credit. Home equity lines of credit totaled $10.4 million at December 31, 2015. At that date we also had $10.7 million of unused commitments related to home equity lines of credit.

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

Commercial Real Estate Lending. Consistent with our strategy to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial real estate loans. We hired an experienced commercial lender during the first quarter of 2015, seeking to increase in our originations of commercial real estate loans. At December 31, 2015, we had $11.9 million in commercial real estate loans, representing 7.4% of our total loan portfolio. In addition to commercial real estate loans, we offer commercial lines of credit that are secured by the real estate investment properties. At December 31, 2015, we had $1.4 million, or 0.8%, of our total loan portfolio in commercial lines of credit. At that date we also had $1.0 million of unused commitments related to commercial lines of credit. The majority of the commercial real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Generally, our commercial real estate loans have terms and amortization periods of up to 30 years. Generally these loans have adjustable rates of interest tied to the U.S. Treasury index.

The majority of our commercial real estate loans are secured by multifamily residential real estate, office buildings or mixed-use properties located in Middlesex County and Suffolk County, Massachusetts.

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

Our regulatory limit on loans-to-one borrower was $5.0 million at December 31, 2015. We generally target commercial real estate loans with balances of up to the lesser of $4.0 million or our legal lending limit. At December 31, 2015, our average outstanding commercial real estate loan balance was $661,000 and our largest outstanding commercial real estate loan had a principal balance of $2.5 million. At December 31, 2015, our 10 largest loans totaled $11.5 million, nine of which are commercial real estate loans and one was a commercial construction loan.

Construction Loans. We also originate construction loans for one- to four-family residential real estate properties and commercial properties. At December 31, 2015, $4.3 million, or 2.7%, of our total loan portfolio, consisted of construction loans secured by one- to four-family residential real estate or commercial real estate.

Our construction loans are primarily secured by properties located within our primary market area. We generally do not originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential or commercial properties.

Construction loans for one- to four-family residential real estate properties are generally originated with adjustable rates and a maximum loan to value ratio of 80%. Construction loans for commercial real estate are originated with a maximum loan to value ratio of 75%. At December 31, 2015, our largest construction loan had a principal balance of $1.8 million and was secured by commercial real estate in our market area. This loan was performing in accordance with its terms at December 31, 2015.

Construction loans are “interest-only” loans during the construction period which typically does not exceed 12 months and may convert to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended up to an additional 12 months. At December 31, 2015, the additional unadvanced portions of these construction loans totaled $1.8 million.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by passbook accounts. At December 31, 2015, our consumer loan portfolio totaled $121,000 or 0.1%, of our total loan portfolio.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we generally originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2015, we did not sell any one- to four-family residential real estate loans, and based on our current strategy we opted to hold for investment all long term fixed-rate loans we originated in 2015.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2015, we had three purchased participation loans to one borrower for $720,000 in which we were not the lead lender, each of which is performing in accordance with its original repayment terms. We may participate out portions of a loan that exceed our loans-to-one borrower legal lending limit and for risk diversification. We generally do not purchase whole loans.

The following table shows our loan originations and principal repayment activities during the years indicated. During 2015, 2014, 2013, 2012 and 2011 we originated for sale and sold no loans, $1.8 million, $5.2 million, $4.3 million, and $469,000 respectively, of loans held-for-sale. These loans are not included in the table.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Total loans at beginning of period	$134,350	$132,409	$126,119	$114,979	$110,297
Loans Originated:
Real estate loans:
One-to four-family residential	33,644	19,847	23,616	33,084	21,837
Home equity loans and lines of credit	1,853	662	392	681	785
Commercial	9,625	—	—	—	—
Commercial line of credit	50	—	—	—	—
Construction	3,015	2,040	1,308	1,390	568
Consumer loans	37	122	17	108	713

Total loans originated	48,224	22,671	25,333	35,263	23,903
Other:
Principal repayments	(29,863)	(30,195)	(26,932)	(31,369)	(25,431)
Advances on construction and home equity lines of credit	8,063	9,465	7,889	7,246	6,210

Net loan activity	26,424	1,941	6,290	11,140	4,682

Total loans at end of period	$160,774	$134,350	$132,409	$126,119	$114,979

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 15% of our capital, which is defined under Massachusetts law as the sum of our surplus account, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2015, our regulatory limit on loans-to-one borrower was $5.0 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At December 31, 2015, our internal limit was $4.0 million. At December 31, 2015, our largest lending relationship consisted of one loan totaling $2.5 million secured by commercial real estate in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2015. Our second largest relationship at this date was three loans totaling $2.5 million secured by multi-family real estate in our market area that was performing in accordance with its terms.

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

Our President and our Vice President—Lending each have individual approval authority of up to the Federal Housing Finance Authority (“FHFA”) conforming guidelines for one- to four-family residential real estate loans. One- to four-family residential real estate loans above the current FHFA limit, up to $1.0 million, require the approval of at least two authorized employees or Security Committee members. All loans or relationships that are greater than $1.0 million require the approval of the full board of directors. All commercial real estate loans regardless of amount require the approval of the Security Committee. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authority for other designated individual employees or employees acting together.

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

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Real estate loans:
One-to four-family residential	3	$600	1	$68	4	$668
Home equity loans and lines of credit	—	—	1	197	1	197
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	3	$600	2	$265	5	$865

At December 31, 2014
Real estate loans:
One-to four-family residential	6	$939	1	$113	7	$1,052
Home equity loans and lines of credit	1	198	1	4	2	202
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	1	1	—	—	1	1

Total	8	$1,138	2	$117	10	$1,255

At December 31, 2013
Real estate loans:
One-to four-family residential	12	$1,384	1	$102	13	$1,486
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	12	$1,384	1	$102	13	$1,486

At December 31, 2012
Real estate loans:
One-to four-family residential	6	$1,086	1	$50	7	$1,136
Home equity loans and lines of credit	1	75	—	—	1	75
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	7	$1,161	1	$50	8	$1,211

At December 31, 2011
Real estate loans:
One-to four-family residential	8	$1,020	—	$—	8	$1,020
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	2	3	—	—	2	3

Total	10	$1,023	—	$—	10	$1,023

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Nonaccrual loans:
Real Estate Loans:
One- to four-family residential	$68	$421	$336	$383	$—
Home equity loans and lines of credit	197	202	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer Loans	—	—	—	—	1

Total non-accrual loans	265	623	336	383	1

Loans delinquent 90 days or greater and still accruing:
Real Estate Loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer Loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	265	623	336	383	1

Other real estate owned and foreclosed assets:
Real Estate Loans:
One- to four-family residential	—	—	—	205	205
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer Loans	—	—	—	—	—

Total real estate owned and foreclosed assets	—	—	—	205	205

Total non-performing assets	265	623	336	588	206

Performing troubled debt restructurings	—	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$265	$623	$336	$588	$206

Ratios:
Non-performing loans as a percentage of total loans	0.16%	0.46%	0.25%	0.30%	0.18%
Non-performing assets as a percentage of total assets	0.11%	0.29%	0.17%	0.32%	0.12%

For the year ended December 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $10,000, there was no interest income recognized on such loans for the year ended December 31, 2015.

Non-Performing Loans. At December 31, 2015 we had one loan secured by one- to four-family residential real estate and one home equity line of credit, totaling $265,000 that were on non-accrual status.

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

Troubled Debt Restructurings. Loans are classified as troubled debt restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans would generally be one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We had no troubled debt restructurings at or during the years ended December 31, 2015 and 2014.

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

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Classified Assets:
Substandard (1)	$563	$596	$324	$—	$—
Doubtful
Loss	—	—	—	—	—

Total classified assets	$563	$596	$324	$—	$—

Special Mention	$—	$—	$—	$—	$—

(1)	As of December 31, 2015 and 2014 all non-accrual loans were classified. As of December 31, 2013, one non-accrual loan totaling $12,000 was not classified because management expected full payment of principal and interest.

Other Loans of Concern. There were no other loans at December 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We did not make any changes to our policies or methodology pertaining to the general component of our allowance for loan losses during 2015. We will continue to monitor all items involved in the allowance calculation closely.

We recorded provisions for loan losses of $60,000 and $10,000 for the years ended December 31, 2015 and 2014, respectively. The allowance for loan losses was $580,000, or 0.4% of total loans, at December 31, 2015, compared to $520,000, or 0.4% of total loans, at December 31, 2014. At these dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio.

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

In December 2012, the FASB issued a proposed standard on accounting for credit losses. It would replace multiple existing impairment models, including, an “incurred loss” model for loans, with an “expected loss” model. The FASB has indicated a tentative effective date of January 1, 2019, and final guidance is expected to be issued in the second quarter of 2016. The final standard may result in a decrease to retained earnings in the period of adoption.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance at beginning of period	$520	$510	$474	$439	$439

Charge offs:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	(1)	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	(1)	(1)	(1)

Total charge-offs	—	—	(2)	(1)	(1)

Recoveries:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	1	—	—

Total recoveries	—	—	1	—	—

Net (charge-offs) recoveries	—	—	(1)	(1)	(1)

Provision for loan losses	60	10	37	36	1

Balance at end of period	$580	$520	$510	$474	$439

Ratios:
Net (charge-offs) recoveries as a percentage of average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of non-performing loans at period end	218.87%	83.47%	151.79%	123.76%	0.00%
Allowance for loan losses as a percentage of total loans receivable at period end (1)	0.36%	0.39%	0.39%	0.38%	0.38%

(1)	Total loans does not include net deferred loan costs.

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

	At December 31,
	2015		2014		2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocated allowance:
Real Estate Loans:
One- to four-family residential	$331	82.3%	$414	87.9%	$414	89.4%	$392	89.5%	$348	87.5%
Home Equity loans and lines of credit	49	6.8	58	8.1	55	7.6	53	7.9	57	9.3
Commercial	150	8.2	25	1.8	20	1.5	19	1.5	25	2.1
Construction	40	2.6	21	2.1	14	1.4	9	0.9	8	0.9
Consumer Loans	1	0.1	1	0.1	1	0.1	1	0.2	1	0.2

Total allocated allowance	571	100.0%	519	100.0%	504	100.0%	474	100.0%	439	100.0%

Unallocated allowance	9		1		6		—		—

Total	$580		$520		$510		$474		439

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

At December 31, 2015, our investment portfolio consisted primarily of corporate debt securities, U.S. government and federal agency obligations, preferred stock, mortgage-backed securities, municipal obligations and marketable equity securities.

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

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are currently classified as available-for-sale. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2015, we had $8.0 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a debt security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) other than temporary impairment related to credit loss, which must be recognized in the income statement and (2) other than temporary impairment related to other factors, which is recognized in other comprehensive (loss) income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

During 2015, there were five securities that were declared other-than-temporarily impaired, and a total loss of $461,000 was realized. There were four securities sold with a total gain of $409,000 in 2015. The net realized loss was $52,000 for the year ending December 31, 2015. There was no gain or loss during 2014.

At December 31, 2015, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2015, we had $5.2 million in bank-owned life insurance.

Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. At the dates presented, all investment securities were classified as available-for-sale.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$8,851	$8,770	$4,007	$3,990	$4,992	$4,961
Debt securities issued by states of the United Sates and political subdivisions of the states	2,408	2,398	544	540	—	—
Corporate bonds and notes	13,540	13,508	15,238	15,241	16,250	16,252
Preferred stock	3,000	3,029	3,000	2,904	3,000	2,477
Mortgage Backed Securities	2,232	2,166	2,138	2,115	—	—

Total debt securities	$30,031	$29,871	$24,927	$24,790	$24,242	$23,690

Marketable equity securities:
Mutual funds:
GNMA funds	$4,145	$4,123	$4,293	$4,094	$4,214	$3,875
Corporate bonds	3,103	3,103	3,187	3,077	3,105	3,036
Global funds	—	—	932	854	875	840
Short-term bonds	3,453	3,457	3,463	3,429	3,411	3,362
Stock market index funds	2,482	4,589	2,905	5,531	2,807	4,891

Total marketable equity securities	$13,183	$15,272	$14,780	$16,985	$14,412	$16,004

Total securities available-for-sale	$43,214	$45,143	$39,707	$41,775	$38,654	$39,694

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio, excluding our marketable equity securities and preferred stock without maturities, at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$—	—%	$5,494	1.05%	$436	3.64%	$2,921	3.22%	$8,851	1.87%
Debt securities issued by states of the United Sates and political subdivisions of the states	259	4.25	276	4.00	1,873	3.16	—	—	2,408	3.38
Corporate bonds and notes	3,000	1.00	9,499	1.84	1,041	3.07	—	—	13,540	1.75
Preferred stock with maturities	—	—	1,000	3.50	—	—	1,000	4.88	2,000	4.88
Mortgage Backed Securities	—	—	—	—	451	7.25	1,781	3.31	2,232	3.31

Total (1)	$3,259	1.26%	$16,269	1.71%	$3,801	2.40%	$5,702	3.45%	$29,031	3.45%

(1)	Not included in the above table is a preferred stock classified as a debt security that has no stated maturity, an amortized cost of $1.0 million, a fair value of $998,000 and a yield of 5.20%.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings and we had no borrowings at December 31, 2015. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, money market accounts, savings accounts, NOW accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2015, our core deposits, which are deposits other than certificates of deposit, were $97.2 million, representing 52.7% of total deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Demand deposits	$13,604	7.9%	—%	$14,197	8.1%	—%	$10,444	6.0%	—%
Savings accounts	31,574	18.4	0.20	31,991	18.3	0.20	29,803	17.1	0.33
Certificates of deposit	77,231	45.1	1.38	74,545	42.7	1.39	82,753	47.6	1.51
Money market accounts	35,072	20.5	0.37	41,250	23.7	0.37	40,291	23.1	0.46
NOW	13,960	8.1	0.10	12,528	7.2	0.09	10,727	6.2	0.11

Total	$171,441	100.00%	0.81%	$174,511	100.00%	0.79%	$174,018	100.00%	0.95%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest Rate:
Less than 2.00%	$84,498	$62,399	$69,676
2.00% to 2.99%	2,838	8,847	10,434
3.00% to 3.99%	—	—	525

Total	$87,336	$71,246	$80,635

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2015.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More than Two to Three Years	More than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate:
2.99% and below	$57,695	$22,118	$5,844	$1,679	$87,336	100.0%

Total	$57,695	$22,118	$5,844	$1,679	$87,336	100.0%

As of December 31, 2015, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $48.4 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

At December 31, 2015
(In thousands)
Three months or less	$3,371
Over three months through six months	2,671
Over six months through one year	23,988
Over one year to three years	17,739
Over three years	648

Total	$48,417

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2015, we had the ability to borrow approximately $93.5 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally, at December 31, 2015, we had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank. We have historically not relied on Federal Home Loan Bank advances or other borrowings as a funding source, and we had no such borrowings at December 31, 2015.

Subsidiary and Other Activities

Melrose Bancorp has one subsidiary, Melrose Cooperative Bank.

Melrose Cooperative Bank has one subsidiary, MCBSC, Inc., a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on MCBSC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Melrose Cooperative Bank. At December 31, 2015, MCBSC, Inc. had total assets of $33.4 million, all of which were in securities and cash to be invested.

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

Personnel

As of December 31, 2015, we had 26 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available by written request to: Melrose Bancorp, Inc. 638 Main Street, Melrose, Massachusetts 02176, Attention: Corporate Secretary.

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

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, or the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Melrose Bancorp, Inc. and Melrose Cooperative Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

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

The Dodd-Frank Act also required the Consumer Financial Protection Board to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

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

The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks. Where indicated in the below discussion, the new provisions of Massachusetts banking law took effect on April 7, 2015.

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

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 15% of the total of the bank’s capital stock.

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

Beginning in April 2015, Massachusetts law provides that a Massachusetts bank must comply with Regulation O of the Federal Reserve Board. See “ – Federal Banking Regulation – Transactions with Related Parties.”

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

At December 31, 2015, Melrose Cooperative Bank’s capital exceeded all regulatory requirements.

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

Under FDIC prompt corrective action regulations Melrose Cooperative Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a CET1 risk-based capital ratio of at least 6.5%, and a total risk-based capital ratio of at least 10.0% in order to be classified as “well-capitalized.” An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a CET1 risk-based capital ratio of less than 4.5%, or a Tier 1 leverage ratio of less than 4.0%, is considered to be undercapitalized. An institution that has total risk-based capital less than 6.0%, a CET1 risk-based capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

At December 31, 2015, Melrose Cooperative Bank met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 56 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Melrose Cooperative Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Melrose Cooperative Bank was in compliance with this requirement.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2015, the net book value of our properties was $1.1 million. The following table sets forth information regarding our offices:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1934	$676
638 Main Street Melrose, Massachusetts 02176
Other Properties:	Owned	1999	$401
630 Main Street Melrose, Massachusetts 02176

ITEM 3. Legal Proceedings

At December 31, 2015, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “MELR.” The approximate number of holders of record of Melrose Bancorp common stock as of December 31, 2015 was 259. Certain shares of Melrose Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Stock Repurchases. From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In November 2015, our board of directors authorized a stock repurchase program, allowing us to repurchase up to 283,000 shares of our common stock from time to time at various prices in the open market or through private transactions. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2015 to November 30, 2015	18,000	$14.24	—	265,000
December 1, 2015 to December 31, 2015	24,000	14.84	—	241,000

Total	42,000	$14.60	—

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Melrose Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2015 and December 31, 2014 and our results of operations for the years ended December 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, and to a much lesser extent, commercial real estate loans, construction loans and consumer loans. We originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans, gains and writedowns of securities, and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, advertising, professional fees, federal deposit insurance assessments, and other expense, consisting primarily of other general and administrative expenses.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

The following represents our critical accounting policies:

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Total assets increased $17.4 million, or 8.1%, to $230.7 million at December 31, 2015 from $213.3 million at December 2014. The increase was primarily the result of increases in securities available-for-sale and net loans, partly offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $12.6 million, or 42.9%, to $16.9 million at December 31, 2015 from $29.5 million at December 31, 2014. Cash and due from banks decreased $8.9 million or 42.5% to $11.9 million at December 31, 2015 from $20.8 million at December 31, 2014. Money market funds decreased $2.7 million, or 63.0%, to $1.6 million at December 31, 2015 from $4.3 million at December 31, 2014. These decreases resulted primarily from the cash being used to fund the purchase of available-for-sale securities and loan originations.

Securities available-for-sale increased $3.3 million, or 8.1% to $45.1 million at December 31, 2015 from $41.8 million at December 31, 2014. The increase in securities available-for-sale during 2015 was a result of the proceeds of our stock offering being used for the purchase of available-for-sale securities.

Net loans increased $26.4 million, or 19.7% to $160.3 million at December 13, 2015 from $133.9 million at December 31, 2014. The increase in net loans in 2015 was due primarily to an increase of $14.1 million or 11.9% in one-to-four family residential loans, an increase of $10.8 million or 438.2% in commercial real estate loans, as well as an increase of $1.5 million or 54.4% in residential and commercial construction loans during the year.

At December 31, 2015 our investment in bank-owned life insurance was $5.2 million, an increase of $193,000 or 3.8% from $5.0 million at December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $17.4 million, or 10.4% to $184.5 million at December 31, 2015 from $167.1 million at December 31, 2014. The increase in deposits in 2015 was due to an increase of $16.1 million or 22.6% in certificates of deposits, an increase of $1.5 million or 5.0% in savings accounts, and an increase of $4.1 million or 31.4% in NOW accounts; offset of by a decrease of $4.4 million or 11.5% in money market accounts.

We had no borrowings outstanding at December 31, 2015 or 2014. At December 31, 2015, we had the ability to borrow approximately $93.5 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at December 31, 2014, we had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank.

Total stockholders’ equity increased $82,000, or 0.2% to $45.5 million at December 31, 2015 from $45.5 million at December 31, 2014. The increase in stockholders’ equity in 2015 was due to earnings of $658,000 for the year, as well as, an increase of $107,000 due to ESOP shares committed to be released, offset in part by stock buybacks of $613,000, and $70,000 in other comprehensive loss net of tax.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

General. Net income increased $830,000, or 482.6% to $658,000 for the year ended December 31, 2015 from a loss of $172,000 for the year ended December 31, 2014. Net income increased primarily due to an increase of $502,000 or 9.3% in interest and dividend income, and a decrease in noninterest expense of $974,000 or 20.3%.

Interest and Dividend Income. Total interest and dividend income increased $502,000, or 9.3% to $5.9 million for the year ended December 31, 2015 from $5.4 million for the year ended December 31, 2014 due to an increase in interest and fees on loans, which increased to $5.0 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014. The increase of $363,000 in interest and fees on loans was the result of an increase in net loans of $26.4 million to $160.3 million during 2015 from $133.9 million during 2014. The average balance of loans increased $10.6 million, or 8.0% to $142.7 million for the year ended December 31, 2015 from $132.1 million for the year ended December 31, 2014 due primarily to new originations of one-to-four family residential real estate loans and commercial real estate loans as well as increases in the balances of construction loans.

Interest and dividends on securities increased $129,000, or 17.3% to $877,000 for 2015 from $748,000 for 2014 resulting from an increase of nine basis points in the average yield on securities to 1.96% for 2015 from 1.87% for 2014 and an increase of $4.8 million in the average balance of securities year to year.

Other interest income increased $10,000 for the year ended December 31, 2015 due to a $3.0 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense increased $10,000, or 0.8% to $1.3 million for 2015 from $1.3 million for 2014. The increase was due to an increase of 2 basis points to 0.81% for 2015 from 0.79% for 2014 in the average rate paid on deposits partially offset by a decrease in the average balance of interest-bearing deposits of $2.5 million, or 1.5% to $157.8 million for the year ended 2015 from $160.3 million for 2014.

Net Interest and Dividend Income. Net interest and dividend income increased $492,000, or 11.9% to $4.6 million for the year ended December 31, 2015 from $4.1 million for the year ended December 31, 2014 primarily due to an increase of $20.8 million in our net interest-earning assets to $52.8 million during 2015 from $32.0 million during 2014. This was offset in part as our net interest rate spread decreased two basis points to 2.00% for 2015 from 2.02% for 2014.

Provision for loan Losses. Based on our analysis of the factors described in “Critical Accounting policies – Allowance for loan Losses,” we recorded a provision for loan losses of $60,000 for the year ended December 31, 2015, an increase of $50,000, or 500% from the provision of $10,000 for the year ended December 31, 2014.

The provision for loan losses for the year ended December 31, 2015 reflected no charge-offs for 2015 and 2014. The allowance for loan losses was $580,000 or 0.36% of total loans, at December 31, 2015, compared to $520,000 or 0.38% of total loans, at December 31, 2014. Total nonperforming loans were $265,000 at December 31, 2015 compared to $623,000 at December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 218.9% at December 31, 2015 compared to 83.5% at December 31, 2014. All nonperforming loans as of December 31, 2015 were deemed to be collectible in full.

Noninterest Income. Noninterest income decreased $58,000 or 19.4% to $241,000 for the year ended December 31, 2015 from $299,000 for the year ended December 31, 2014 due primarily to decreased fee income and losses on available-for-sale securities which was offset in part by an increase in other income.

During 2015, there were five securities that were declared other-than-temporarily impaired and a total loss of $461,000 was realized. There were four securities sold in 2015 with a total gain of $409,000. The net loss was $52,000 for the year ending December 31, 2015. There was no gain or loss on securities during 2014. Total fees and service charges decreased $22,000 to $91,000 for 2015 from $113,000 for 2014 due to a decrease in early withdrawals from certificates of deposit.

Noninterest Expense. Noninterest expense decreased $956,000 or 20.0% to $3.8 million for the year ended December 31, 2015 from $4.8 million for the year ended December 31, 2014. Noninterest expense decreased primarily due to no donations to the Melrose Cooperative Bank Foundation for 2015, a decrease from the $1.4 million dollar donation made in 2014. This decrease was partially offset by increases to salaries and employee benefits. Salaries and employee benefits increased $248,000 or 11.5% resulting from increased staff as well as normal salary increases and increases in payroll taxes. In addition, other professional services expense increased $113,000 or 176.6% to $177,000 in 2015, from $64,000 in 2014.

Income Tax Expense. Income tax increased $510,000 or 281.8% to a tax expense of $329,000 for 2015 from a tax benefit of $181,000 for 2014. The tax benefit was due to the loss recorded in 2014, which was primarily due to the expense of $1.4 million for the donation to the Melrose Cooperative Bank Foundation. Our effective tax rate was 33.3% for 2105 compared to a tax rate of (51.4%) for 2014.

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

	For the Years End December 31,
	2015			2014
(Dollars In Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$142,717	$4,994	3.50%	$132,127	$4,631	3.50%
Securities (1)	44,714	877	1.96	39,904	748	1.87
Other interest-earning assets	23,236	35	0.15	20,275	25	0.12

Total interest-earning assets	210,667	5,906	2.80%	192,306	5,404	2.81%

Non-interest earning assets	23,755			15,988

Total assets	$234,422			$208,294

Interest-bearing liabilities:
Deposits:
Savings accounts	$31,574	$65	0.21%	$31,991	$66	0.21
Certificates of deposit	77,231	1,067	1.38%	74,545	1,034	1.39
Money market accounts	35,072	130	0.37%	41,250	154	0.37
NOW accounts	13,960	14	0.10%	12,528	12	0.09

Total interest-bearing deposits	157,837	1,276	0.80%	160,314	1,266	0.79
Borrowings	—	—		—	—	—

Total interest-bearing liabilities	157,837	1,276	0.80%	160,314	1,266	0.79
Demand deposit accounts	13,604			14,197
Other noninterest-bearing liabilities	756			23,475

Total liabilites	172,197			197,986
Stockholders’ equity	62,225			10,308

Total liabilities and stockholders’ equity	$234,422			$208,294

Net interest income		$4,630			$4,138

Net interest rate spread (2)			2.00%			2.02%
Net interest-earning assets (3)	$52,830			$31,992

Net interest margin (4)			2.19%			2.15%
Average of interest-earning assets to interest-bearing liabilities	133.47%			119.96%

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2015 compared to December 31, 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
(In thousands)	Volume	Rate
Interest-earning assets:
Loans (1)	$363	$—	$363
Securities (2)	92	37	129
Other interest-earning assets (3)	4	6	10

Total interest-earning assets	459	43	502

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	—	(1)
Certificates of deposit	41	(8)	33
Money market accounts	(24)	—	(24)
NOW accounts	1	1	2

Total interest-bearing deposits	17	(7)	10
Borrowings	—	—	—

Total interest-bearing liabilities	17	(7)	10

Change in net interest income	$442	$50	$492

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston Stock, deposits with Cooperative Central Bank, and available-for-sale securities.

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

The techniques we are currently using to manage interest rate risk include:

•	selling the majority of our fixed-rate, one- to four-family residential real estate loans outside of our CRA area that we originate with terms of greater than 15 years and retaining all of the adjustable-rate one- to four-family residential real estate loans that we originate;

•	maintaining a significant portfolio of adjustable-rate one- to four-family residential real estate loans and increasing the amount of adjustable-rate commercial real estate and construction loans in our portfolio;

•	funding a portion of our operations with deposits with terms greater than one year;

•	monitoring core deposit levels and pricing to allow us to remain competitive in obtaining funds and to respond to changes in customer demand and our liquidity needs;

•	focusing our business operations on local retail customers who value our community orientation and personal service and who may be somewhat less sensitive to interest rate changes than wholesale deposit customers; and

•	maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

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

The table below sets forth, as of December 31, 2015, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Melrose Cooperative Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Change (1)
+ 300	$64,069	$(18,676)	(22.6)%	26.9%	(5.0)%
+ 200	70,181	(12,564)	(15.2)	28.6%	(3.3)%
+ 100	76,400	(6,345)	(7.7)	30.3%	(1.6)%
0	82,745	—	—	31.9%	—%
- 100	86,015	3,270	4.0	32.7%	0.8%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures Melrose Cooperative Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at December 31, 2015, in the event of a 100 basis point decrease in interest rates, we would experience a 4.0% increase in economic value of equity. In the event of a 300 basis point increase in interest rates, we would experience a 22.6% decrease in economic value of equity.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $16.9 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015.

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

Net cash provided by operating activities, which consists primarily of net income of $658,000, was $667,000 for the year ended December 31, 2015.

Net cash used in investing activities, which consists primarily of disbursements for purchases of available-for-sale securities and net loan originations and principal collections, offset by proceeds from sales, maturities and calls of available-for-sale securities, was $30.2 million for the year ended December 31, 2015.

Financing activities consist of activity in deposit accounts. We experienced a net increase in deposits of $17.5 million during the year ended December 31, 2015 and a decrease in deposits of $8.4 million during the year ended December 31, 2014. The 2015 increase was due primarily to an increase of $16.1 million, or 22.6%, in time deposit accounts. Deposit flows were also affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

At December 31, 2015, we had $5.2 million in commitments to originate loans. In addition to commitments to originate loans, we had $12.0 million in unused lines of credit to borrowers at this date. Certificates of deposit due within one year of December 31, 2015 totaled $57.7 million, or 31.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing Federal Home Loan Bank of Boston advances although historically we have not utilized borrowings as a funding source and do not expect to in the future. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, that based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2015.

We are permitted to borrow funds from the Federal Home Loan Bank of Boston and the Co-Operative Central Bank, and at December 31, 2015 we had the ability to borrow $93.5 million from the Federal Home Loan Bank of Boston and $5.0 million from the Co-Operative Central Bank. Historically we have not used borrowings as a funding source, and we had no borrowings at December 31, 2015.

Melrose Cooperative Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, Melrose Cooperative Bank exceeded all regulatory capital requirements. Melrose Cooperative Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Regulations – Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data

The consolidated audited financial statements for Melrose Bancorp are a part of this Annual Report on Form 10-K and may be found beginning on page 45.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Melrose Bancorp has adopted a Code of Ethics that applies to Melrose Bancorp’s principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.melrosecoop.com.

Information concerning directors and executive officers of the Company is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14. Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Appointment of Auditor.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms;

(B)	Consolidated Balance Sheets at December 31, 2015 and 2014;

(C)	Consolidated Statements of Income (Loss) for the years ended December 31, 2015 and 2014;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and

(G)	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3) Exhibits

3.1	Articles of Incorporation of Melrose Bancorp*

3.2	Bylaws of Melrose Bancorp*

4	Form of Common Stock Certificate of Melrose Bancorp*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato *

10.3	Form of Change in Control Agreement with James Oosterman *

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements for the year ended December 31, 2015 and 2014, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2015.
**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

MELROSE BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Melrose Bancorp, Inc.

Melrose, Massachusetts

We have audited the accompanying consolidated balance sheet of Melrose Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melrose Bancorp, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Newman & Noyes

        Limited Liability Company

Peabody, Massachusetts

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Melrose Bancorp, Inc.

Melrose, Massachusetts

We have audited the accompanying consolidated balance sheet of Melrose Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2014, and the related consolidated statements of loss, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melrose Bancorp, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

        Shatswell, MacLeod & Company, P.C.

Peabody, Massachusetts

March 19, 2015

Part I. – Financial Information

Item 1. Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$11,934	$20,760
Money market funds	1,605	4,342
Federal funds sold	3,315	4,389

Cash and cash equivalents	16,854	29,491
Investments in available-for-sale securities (at fair value)	45,143	41,775
Federal Home Loan Bank stock, at cost	437	437
Loans, net of allowance for loan losses of $580 at December 31, 2015 and $520 at December 31, 2014	160,303	133,910
Premises and equipment, net	1,226	1,254
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,230	5,037
Accrued interest receivable	440	382
Other assets	195	175

Total assets	$230,709	$213,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,400	$13,286
Interest-bearing	171,127	153,785

Total deposits	184,527	167,071
Deferred tax liability, net	78	215
Other liabilities	559	593

Total liabilities	185,164	167,879

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,787,579 shares at December 31, 2015 and 2,829,579 shares at December 31, 2014	28	28
Additional paid-in-capital	25,994	26,575
Retained earnings	20,490	19,832
Unearned compensation—ESOP	(2,113)	(2,188)
Accumulated other comprehensive income	1,146	1,216

Total stockholders’ equity	45,545	45,463

Total liabilities and stockholders’ equity	$230,709	$213,342

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except per share data)

	Years Ended December 31,
	2015	2014
Interest and dividend income:
Interest and fees on loans	$4,994	$4,631
Interest and dividends on securities:
Taxable	846	747
Tax-exempt	31	1
Other interest	35	25

Total interest and dividend income	5,906	5,404

Interest expense:
Interest on deposits	1,276	1,266

Total interest expense	1,276	1,266

Net interest and dividend income	4,630	4,138
Provision for loan losses	60	10

Net interest and dividend income after provision for loan losses	4,570	4,128

Noninterest income:
Fees and service charges	91	113
Gain on sales of securities, net	409	—
Writedown of securites	(461)	—
Gain on sales of loans	—	25
Income on bank-owned life insurance	140	137
Other income	63	24

Total noninterest income	242	299

Noninterest expense:
Salaries and employee benefits	2,411	2,163
Occupancy expense	311	279
Equipment expense	49	55
Data processing expense	319	293
Advertising expense	143	120
Printing and supplies	53	37
FDIC assessment	111	114
Audits and examinations	130	130
Other professional services	177	64
Contribution to Melrose Cooperative Bank Foundation	—	1,362
Other expense	121	163

Total noninterest expense	3,825	4,780

Income (loss) before income tax expense (benefit)	987	(353)
Income tax expense (benefit)	329	(181)

Net income (loss)	$658	$(172)

Earnings (loss) per share:
Basic	$0.25	N/A

Diluted	$0.25	N/A

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2015	2014
Net income (loss)	$658	$(172)

Other comprehensive (loss) income, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(190)	1,028
Reclassification adjustment for net realized loss in net income	52	—

Other comprehensive (loss) income before income tax effect	(138)	1,028
Income tax benefit (expense)	68	(385)

Other comprehensive (loss) income, net of tax	(70)	643

Comprehensive income	$588	$471

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(Dollars In Thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Unearned Compensation - ESOP	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2013	—	$—	$—	$20,004	$—	$573	$20,577
Net loss	—	—	—	(172)	—	—	(172)
Other comprehensive income, net of tax	—	—	—	—	—	643	643
Proceeds from issuance of common stock for initial public offering, net of offering costs of $1,716	2,723,409	27	25,491	—	—	—	25,518
Issuance of common stock to Melrose Cooperative Bank Foundation	106,170	1	1,061	—	—	—	1,062
Common stock acquired by ESOP (226,366 shares)	—	—	—	—	(2,264)	—	(2,264)
Common stock held by ESOP committed to be released (7,546 shares)	—	—	23	—	76	—	99

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463
Net income	—	—	—	658	—	—	658
Other comprehensive loss, net of tax	—	—	—	—	—	(70)	(70)
Buyback of common stock	(42,000)	—	(613)	—	—	—	(613)
Common stock held by ESOP committed to be released (7,546 shares)	—	—	32	—	75	—	107

Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$1,146	$45,545

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$658	$(172)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	42	3
Gain on sales of available for sale securities, net	(409)	—
Writedown of available for sale securities	461	—
Provision for loan losses	60	10
Change in net deferred loan costs/fees	(29)	16
Loans originated for sale	—	(1,750)
Proceeds from sales of loans	—	1,775
Gain on sales of loans	—	(25)
Contribution of common stock to Melrose Cooperative Bank Foundation	—	1,062
Depreciation and amortization	97	97
(Increase) decrease in accrued interest receivable	(58)	26
(Increase) decrease in other assets	(38)	4
(Decrease) increase in accrued expenses and other liabilities	(34)	337
Decrease in income taxes receivable	18	20
Deferred tax benefit	(68)	(502)
Income on bank-owned life insurance	(140)	(137)
ESOP expense	107	99

Net cash provided by operating activities	667	863

Cash flows from investing activities:
Purchases of available-for-sale securities	(15,451)	(6,110)
Proceeds from sale of available-for-sale securities	2,911	—
Proceeds from maturities and calls of available-for-sale securities	8,939	5,054
Purchase of Federal Home Loan Bank stock	—	(28)
Loan originations and principal collections, net	(23,589)	(1,941)
Loans purchased	(2,835)	—
Capital expenditures	(69)	(104)
Premiums paid on bank-owned life insurance	(53)	(53)

Net cash used in investing activities	(30,147)	(3,182)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	1,366	950
Net increase (decrease) in time deposits	16,090	(9,389)
Repurchase of Melrose Bancorp, Inc Common Stock	(613)	—
Proceeds from common stock offering	—	27,234
Cost of common stock offering	—	(1,716)
Common stock acquired by ESOP	—	(2,264)

Net cash provided by financing activities	16,843	14,815

Net (decrease) increase in cash and cash equivalents	(12,637)	12,496
Cash and cash equivalents at beginning of year	29,491	16,995

Cash and cash equivalents at end of year	$16,854	$29,491

Supplemental disclosures:
Interest paid	$1,276	$1,266
Income taxes paid	379	301

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

NOTE 1—NATURE OF OPERATIONS

Melrose Cooperative Bank (the “Bank”) is a state chartered co-operative bank which was incorporated in 1890 and is headquartered in Melrose, Massachusetts. The Bank operates its business from one banking office located in Melrose, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in commercial and residential real estate loans, and in consumer loans.

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

RECLASSIFICATIONS:

Certain amounts in the prior year have been reclassified to be consistent with the current year’s presentation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of December 31, 2015 the Company has total cash and cash equivalents in the following banks:

Eastern Bank $6,414,000 which represents approximately 14.0% of total stockholders’ equity

State Street Bank $2,993,000 which represents approximately 6.6% of total stockholders’ equity

As of December 31, 2014, the Company has total cash and cash equivalents in the following banks:

Eastern Bank $7,440,000 which represents approximately 16.4% of stockholders’ equity

State Street Bank $2,993,000 which represents approximately 6.6% of stockholders’ equity

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive (loss) income.

Declines in marketable equity securities below their cost that are deemed other-than-temporary are reflected in earnings as realized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2015, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one- to four-family residential real estate, home equity loans and lines of credit, commercial real estate, construction, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ending December 31, 2015 and 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

One- to four-family residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan-to-value ratios greater than 80% require private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this segment also include home equity loans and lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Allocated Component:

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and one- to four-family residential real estate loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring agreement.

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

OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSURES:

Foreclosed real estate is primarily comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in expenses related to foreclosed real estate.

The Company classifies commercial loans as in-substance repossessed or foreclosed if the company receives physical possession of the debtor’s assets regardless of whether formal foreclosure proceedings take place. An in-substance repossession or foreclosure occurs, and the Company is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either; (1) obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. Advertising expense for the years ended December 31, 2015 and 2014 amounted to $143,000 and $120,000, respectively.

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

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted EPS is presented below. There were no common stock equivalents in the twelve month period ending December 31, 2015.

Year Ended December 31, 2015
Net income (In Thousands, except share data)	$658

Basic Common Shares:
Weighted average common shares outstanding	2,825,847
Weighted average unallocated ESOP shares	(218,820)

Basic and diluted weighted average shares outstanding	2,607,027

Basic earnings per share	$0.25

Diluted earnings per share (1)	$0.25

(1)	As of and during the year ended December 31, 2015, there were no potentially dilutive securities or contracts to issue common stock.

Because the formation of the Company was completed on October 22, 2014, earnings per share data is not meaningful for the year ended December 31, 2014 and is therefore not presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2015, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, “Intangibles – Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Under the extended transition period for an emerging growth company, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07: “Fair Value Measurement (Topic 820) – Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent).” The objective of this update is to address the diversity in practice related to how certain investments measured at net asset value with redemption dates in the future are categorized within the fair value hierarchy. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. Under the extended transition period for an emerging growth company, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, the entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same manner.

2.	Simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.	Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

6.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the fiscal years beginning after December 31, 2019, or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 31, 2019, and interim periods within fiscal years being after December 15, 2020. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

NOTE 3—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2015:
U.S. Government and federal agency obligations	$8,851	$7	$88	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,408	8	18	2,398
Corporate bonds and notes	13,540	12	44	13,508
Preferred stock	3,000	31	2	3,029
Mortgage-backed securities	2,232	—	66	2,166
Marketable equity securities	13,183	2,125	36	15,272

	$43,214	$2,183	$254	$45,143

December 31, 2014:
U.S. Government and federal agency obligations	$4,007	$3	$20	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	544	—	4	540
Corporate bonds and notes	15,238	38	35	15,241
Preferred stock	3,000	—	96	2,904
Mortgage-backed securities	2,138	—	23	2,115
Marketable equity securities	14,780	2,641	436	16,985

	$39,707	$2,682	$614	$41,775

The scheduled maturities of debt securities as of December 31, 2015 are as follows:

Fair Value
(In Thousands)
Due within one year	$3,257
Due after one year through five years	16,231
Due after five years through ten years	2,266
Due after ten years	3,107
Mortgage-backed securities	2,166
Asset-backed securities	1,846

$28,873

Not included in the maturity table above is preferred stock with no stated maturity of $998,000 at December 31, 2015.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity at December 31, 2015.

During the year ended December 31, 2015 proceeds from the sale of available-for-sale securities, amounted to $2.9 million. The gross realized gains on these sales amounted to $490,000 and the gross realized losses were $81,000. The tax expense applicable to these net realized gains amounted to $164,000. During the year ended December 31, 2014, there were no sales of available-for-sale securities.

The Company had no pledged securities as of December 31, 2015 and December 31, 2014.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2015
U.S. government and federal agency obligations	$5,366	$59	$1,403	$29	$6,769	$88
Debt securities issued by states of the United States and political subdivisions of the states	1,176	9	505	9	1,681	18
Corporate bonds and notes	9,012	38	993	6	10,005	44
Preferred stock	998	2	—	—	998	2
Mortgage-backed securities	1,608	40	558	26	2,166	66
Marketable equity securities	5,160	36	—	—	5,160	36

Total temporarily impaired securities	$23,320	$184	$3,459	$70	$26,779	$254

December 31, 2014:
U.S. government and federal agency obligations	$2,006	$6	$1,486	$14	$3,492	$20
Debt securities issued by states of the United States and political subdivisions of the states	540	4	—	—	540	4
Corporate bonds and notes	4,978	11	1,974	24	6,952	35
Preferred stock	—	—	2,904	96	2,904	96
Mortgage-backed securities	2,115	23	—	—	2,115	23
Marketable equity securities	—	—	10,306	436	10,306	436

Total temporarily impaired securities	$9,639	$44	$16,670	$570	$26,309	$614

December 31, 2015

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2015 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $88,000 and consisted of eleven securities. Unrealized losses on corporate bonds and notes amounted to $44,000 and consisted of eighteen securities. Unrealized losses on municipal bonds amounted to $18,000 and consisted of four securities. Unrealized losses on mortgage-backed securities amounted to $66,000 and consisted of four securities. The unrealized losses on all of these debt securities were each individually less than 3.0% of amortized cost basis, and the unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Company’s investment in impaired preferred stocks consists of one investment in Public Storage Inc., which has an unrealized loss of $2,000, or 0.2% of amortized cost. This loss was due to changes in interest rates. The Company reviewed this investment for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of three mutual funds. One mutual fund invests mainly in short-term bonds, with unrealized losses amounting to $14,000, or 1.3% of cost basis; and two mutual funds invest in Government National Mortgage Association (GNMA) securities with a total combined unrealized loss of $22,000, or approximately 0.5% of each mutual fund’s cost basis. These three mutual funds have been in an unrealized loss position ranging from one to six months. The cause of the impairment in these mutual funds is due to changes in interest rates and the continued underperformance of most fixed income asset classes during the year ended December 31, 2015. The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

During 2015, there were five marketable equity securities that were declared other-than-temporarily impaired and for which an impairment loss of $461,000 was recognized. There were 4 marketable equity securities sold with total gain of $409,000 in 2015. The net loss was $52,000 for the year ending December 31, 2015.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,
	2015	2014
	(In Thousands)
Real estate loans:
One-to four-family residential	$132,237	$118,144
Home equity loans and lines of credit	10,862	10,811
Commercial	13,251	2,462
Construction	4,303	2,787
Consumer loans	121	146

Total loans	160,774	134,350
Allowance for loan losses	(580)	(520)
Deferred loan costs, net	109	80

Net loans	$160,303	$133,910

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended December 31, 2015. Total loans to such persons and their companies amounted to $1,648,000 as of December 31, 2015. During the year ended December 31, 2015, $64,000 of advances were made and principal payments totaled $408,000.

The following tables set forth information on the allowance for loan losses at and for the year ended December 31, 2015 and 2014:

	Real Estate:
	One-to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2015
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(83)	(9)	125	19	—	8	60

Ending balance	$331	$49	$150	$40	$1	$9	$580

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	331	49	150	40	1	9	580

Total allowance for loan losses ending balance	$331	$49	$150	$40	$1	$9	$580

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	132,237	10,862	13,251	4,303	121	—	160,774

Total loans ending balance	$132,237	$10,862	$13,251	$4,303	$121	$—	$160,774

	Real Estate:
	One-to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
			(In Thousands)
December 31, 2014:
Allowance for loan losses:
Beginning balance	$414	$55	$20	$14	$1	$6	$510
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	—	3	5	7	—	(5)	10

Ending balance	$414	$58	$25	$21	$1	$1	$520

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	1	1	520

Total allowance for loan losses ending balance	$414	$58	$25	$21	$1	$1	$520

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,144	10,811	2,462	2,787	146	—	134,350

Total loans ending balance	$118,144	$10,811	$2,462	$2,787	$146	$—	$134,350

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At December 31, 2015
Real estate loans:
One-to four-family residential	$600	$—	$68	$668	$131,569	$132,237	$—	$68
Home equity loans and lines of credit	—	—	197	197	10,665	10,862	—	197
Commercial	—	—	—	—	13,251	13,251	—	—
Construction	—	—	—	—	4,303	4,303	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$600	$—	$265	$865	$159,909	$160,774	$—	$265

At December 31, 2014
Real estate loans:
One-to four-family residential	$817	$122	$113	$1,052	$117,092	$118,144	$—	$421
Home equity loans and lines of credit	—	198	4	202	10,609	10,811	—	202
Commercial	—	—	—	—	2,462	2,462	—	—
Construction	—	—	—	—	2,787	2,787	—	—
Consumer loans	—	1	—	1	145	146	—	—

Total	$817	$321	$117	$1,255	$133,095	$134,350	$—	$623

As of and during the years ended December 31, 2015 and 2014 there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the years ended December 31, 2015 and 2014 there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

At December 31, 2015, there was one loan secured by one- to four-family residential real estate and one home equity line of credit totaling $265,000 that were on non-accrual status.

At December 31, 2015, there are no residential real estate loans foreclosed upon. There are two consumer mortgage loans to one borrower in the process of foreclosure totaling $265,000.

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate and construction loans as follows:

Loans rated 1—3: Loans in these categories are considered “pass” rated loans with low to average risk.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate and construction loans.

For all residential real estate, home equity and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to service the debt and subsequently monitors these loans based upon the borrower’s payment activity.

As of December 31, 2015, one- to four- family residential real estate loans with balances totaling $366,000 and a home equity loan and line of credit with a balance of $197,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2014, one- to four- family residential real estate loans with balances totaling $394,000 and home equity loans and lines of credit totaling $202,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	December 31,	December 31,
	2015	2014
	(In Thousands)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	514	482
Data processing equipment	254	217

	2,978	2,909
Accumulated depreciation	(1,752)	(1,655)

	$1,226	$1,254

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of December 31, 2015 and 2014 amounted to $16,876,000 and $12,015,000, respectively.

For time deposits as of December 31, 2015 the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2016	$57,695
2017	22,118
2018	5,844
2019	1,138
2020	541

$87,336

Deposits from related parties held by the Bank as of December 31, 2015 and 2014 amounted to $4,030,000 and $5,044,000, respectively.

NOTE 7 - BORROWED FUNDS

The Company is permitted to borrow from the Federal Reserve Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Reserve Bank of Boston. In addition, the Company has the ability to borrow up to $93.5 million from the Federal Home Loan Bank of Boston (collateralized) and $5.0 million from the Co-Operative Central Bank.

NOTE 8 - INCOME TAXES

	Years Ended December 31,
	2015	2014
	(In Thousands)
Current:
Federal	$327	$274
State	70	47

	397	321
Deferred:
Federal	(96)	(432)
State	(2)	(130)
Change in valuation allowance	30	60

	(68)	(502)

Total income tax expense (benefit)	$329	$(181)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	Years Ended December 31,
	2015	2014
	% of Income	% of Income
Federal income tax at statutory rate	34.0%	(34.0)%
State tax, net of federal tax benefit	4.5	(15.5)
Tax exempt income	(6.5)	(16.1)
Dividends received deduction	(3.3)	(6.7)
ESOP	1.1	2.2
Valuation allowance	3.0	17.0
Other	0.5	1.7

Effective tax rates	33.3%	(51.4)%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows:

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$231	$208
Interest on non-performing loans	5	3
Deferred compensation	90	98
Security Writedowns	164	—
ESOP	1	—
Contribution to Melrose Cooperative Bank Foundation	483	523

Gross deferred tax assets	974	832
Valuation allowance	(90)	(60)

Gross deferred tax assets, net of valuation allowance	884	772

Deferred tax liabilities:
Accelerated depreciation	(179)	(124)
Net unrealized holding gain on available- for-sale securities	(783)	(852)
ESOP	—	(11)

Gross deferred tax liabilities	(962)	(987)

Net deferred tax liability	$(78)	$(215)

In connection with its initial public offering, the Company donated common stock and cash in the amount of $1,362,000 to the Melrose Cooperative Bank Foundation. As of December 31, 2015, the Company had a remaining deferred tax asset of $483,000. A valuation allowance of $90,000 has been established against the deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions. The charitable contribution carryforward of $1,194,000 at December 31, 2015 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $393,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2015 and 2014, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2015. Interest and penalties, if any, are recorded as income tax expense.

NOTE 9 - BENEFIT PLANS

Defined Benefit Plan

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

The funded status (market value of plan assets divided by the funding target) was 86% as of January 1, 2014.

During the year ended December 31, 2014, the Bank contributed $44,000 to the Plan.

401(k) Savings Plan

Prior to April 1, 2014, the Bank participated in a 401(k) savings plan through CBERA. Eligible employees were able to contribute up to 75% of their salary, subject to IRS limitations, which could have been matched up to 5% by the Bank on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $16,000 for the year ended December 31, 2014.

Since April 1, 2014, the Company has participated in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 100% of their salary, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $70,000 and $46,000 for the years ended December 31, 2015 and 2014, respectively.

Supplemental Executive Retirement Benefits

The Bank adopted Supplemental Executive Retirement Agreements for two executive officers. These agreements were designed to supplement the benefits available through the Bank’s retirement plan. The liability for the benefits amounted to $176,000 at December 31, 2014, and is included in other liabilities. The expense recognized for these benefits was $5,000 for the year ended December 31, 2014. These agreements were frozen as of February 1, 2014. During 2015, payments totaling $88,000 were made to participants under the plan, and the remaining liability amounted to $88,000 at December 31, 2015. The two executive officers now participate in a new plan as follows.

Effective January 1, 2014, the Company established a Supplemental Executive Retirement Plan (SERP Plan). Under the SERP Plan, on a yearly basis, the Company shall credit the participant’s SERP account with the annual contribution specified in the participant’s participation agreement, based on a fixed percent of each participant’s annual salary. The SERP account is an unfunded liability due to each participant and is accruing interest. For the plan years ended December 31, 2015 and 2014, the related liability amounted to $138,000 and $68,000, respectively, and is included in other liabilities. Participants vest in full upon attaining five years of service from the date of participation, attainment of benefit age, or following a change in control. For the years ended December 31, 2015 and 2014, expense recognized under the plan for these benefits was $70,000 and $68,000, respectively.

Employee Stock Ownership Plan

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

The trustee holds the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation compared to all active participants for the pan year. Participants vest in their benefit at a rate of 20% per year and will be full vested upon completion of five years of credited service. Generally, participants will receive distributions from the ESOP upon separation from service. The trustee will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

The Company records compensation expense for the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of shares during the period.

At December 31, 2015, the remaining principal balance on the ESOP debt was $2,116,000 and the number of shares held by the ESOP was 226,366.

Total compensation expense recognized in connection with the ESOP was $107,000 and $99,000 for the years ended December 31, 2015 and 2014, respectively.

The remaining principal balance on the ESOP debt as of December 31, 2015 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2016	$47
2017	49
2018	51
2019	52
2020	54
Thereafter	1,863

$2,116

Shares held by the ESOP are as follows as of December 31:

	2015	2014
Allocated	15,092	7,546
Unallocated	211,274	218,820

Shares held by ESOP	226,366	226,366

The fair value of unallocated ESOP shares was $3,228,000 at December 31, 2015.

2015 Equity Incentive Plan

The Company adopted the Melrose Bancorp, Inc. 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”), to provide officers, employees, and directors of the Company and the Bank with additional incentives to promote growth and performance. In addition, the 2015 Equity Incentive Plan is intended to further align the interest of our directors and management with the interests of our stockholders by potentially increasing the ownership interests of directors and officers in the common stock of Melrose Bancorp, Inc. Subject to permitted adjustments for certain corporate transactions, the 2015 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 396,140 shares of Melrose Bancorp, Inc. common stock pursuant to grants of incentives and non-statutory stock options, restricted stock awards and restricted stock units. Of this number, the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued under the 2015 Equity Incentive Plan pursuant to the exercise of stock options is 282,957 shares, and the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued as restricted stock awards or restricted stock units is 113,183 shares. These amounts represent 10% and 4%, respectively, of the shares of the Company’s common stock that were issued in our initial public offering, including shares contributed to Melrose Cooperative Bank Foundation, on October 21, 2014 in connection with the Bank’s mutual to stock conversion. The 2015 Equity Incentive Plan will be administered by the members of the Melrose Bancorp, Inc.’s Compensation Committee (the “Committee”) who are “Disinterested Board Members,” as defined in the plan. The Committee may determine the type and terms and conditions of the awards under the 2015 Equity Incentive Plan, which shall be set forth in an award agreement delivered to each participant. Awards may be granted as incentive and non-statutory stock options, restricted stock awards and restricted stock units or any combination thereof. Employees and directors of Melrose Bancorp, Inc. or its subsidiaries are eligible to receive awards under the 2015 Equity Incentive Plan, except that non-employees may not be granted incentive stock options. The 2015 Equity Incentive Plan was effective upon approval at the November 23, 2015 annual meeting. The plan will remain in effect as long as any awards under it are outstanding: however; no awards may be granted under the 2015 Equity Incentive Plan on or after the 10-year anniversary of the effective date of the plan. At any time, the Board of Directors may terminate the 2015 Equity Incentive Plan. However, any termination of the 2015 Equity Incentive Plan will not affect outstanding awards. To date, no awards have been issued or granted.

Other Agreements

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	December 31,	December 31,
	2015	2014
	(In Thousands)
Commitments to originate loans	$5,214	$3,713
Unused lines of credit	11,986	11,065
Due to borrowers on unadvanced construction loans	1,796	323

	$18,996	$15,101

NOTE 11 - FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement—Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2015 and December 31, 2014. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014.

The Company’s marketable equity securities and preferred stocks are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2015:
U.S. Government and federal agency obligations	$8,770	$—	$8,770	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,398	—	2,398	—
Corporate bonds and notes	13,508	—	13,508	—
Preferred stock	3,029	3,029	—	—
Mortgage-backed securities	2,166	—	2,166	—
Marketable equity securities	15,272	15,272	—	—

Totals	$45,143	$18,301	$26,842	$—

December 31, 2014:
U.S. Government and federal agency obligations	$3,990	$—	$3,990	$—
Debt securities issued by states of the United States and political subdivisions of the states	540	—	540	—
Corporate bonds and notes	15,241	—	15,241	—
Preferred stock	2,904	2,904	—	—
Mortgage-backed securities	2,115	—	2,115	—
Marketable equity securities	16,985	16,985	—	—

Totals	$41,775	$19,889	$21,886	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At December 31, 2015 and 2014, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,854	$16,854	$—	$—	$16,854
Available-for-sale securities	45,143	18,301	26,842	—	45,143
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	160,303	—	—	161,206	161,206
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	440	440	—	—	440
Financial liabilities:
Deposits	184,527	—	185,170	—	185,170

	December 31, 2014
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$29,491	$29,491	$—	$—	$29,491
Available-for-sale securities	41,775	19,889	21,886	—	41,775
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	133,910	—	—	135,513	135,513
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	382	382	—	—	382
Financial liabilities:
Deposits	167,071	—	167,881	—	167,881

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - OTHER COMPREHENSIVE (LOSS) INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income included in stockholders’ equity are as follows:

	For the years ended December 31,
	2015	2014
	(In Thousands)
Net unrealized holding (losses) gains on available-for-sale securities	$(190)	$1,028
Reclassification adjustment for net realized losses in net income (1)	52	—

Other comprehensive (loss) income before income tax effect	(138)	1,028
Income tax expense (benefit)	68	(385)

Other comprehensive (loss) income, net of tax	$(70)	$643

(1)	Reclassification adjustments include net realized securities losses. Realized losses have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income (loss) as follows: pre-tax amount is included in gains on sales of securities, net and write-downs of securities, the tax benefit of $20,000 in 2015 is included in income tax expense (benefit), and the after-tax amount is included in net income.

Accumulated other comprehensive income as of December 31, 2015 and 2014 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

The new regulation implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income (loss) in capital calculations, as permitted by regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of the commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$33,580	24.78%	$10,839	8.0%	$13,549	10.0%
Tier 1 Capital (to Risk Weighted Assets)	32,060	23.66	8,129	6.0	10,839	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	32,060	23.66	6,097	4.5	8,807	6.5
Tier 1 Capital (to Average Assets)	32,060	14.45	8,877	4.0	11,096	5.0
As of December 31, 2014:
Total Capital (to Risk Weighted Assets)	$32,874	27.53%	$9,552	8.0%	$11,940	10.0%
Tier 1 Capital (to Risk Weighted Assets)	31,364	26.27	4,776	4.0	7,164	6.0
Tier 1 Capital (to Average Assets)	31,364	14.78	8,332	4.0	10,415	5.0

NOTE 14 – COMMON STOCK REPURCHASES

From time to time, our board of directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In November 2015, our board of directors authorized a stock repurchase program, allowing us to repurchase up to 283,000 shares of our common stock from time to time at various prices in the open market or through private transactions. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

In 2015, 42,000 shares of common stock were repurchased at an average cost of $14.60.

In January and February of 2016, a total of 85,600 shares of common stock were repurchased at an average cost of $15.05.

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 16 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

BALANCE SHEETS

(In Thousands)

	December 31,
	2015	2014
Assets
Non-interest bearing deposit in the Bank	$5,170	$6,782
Money market funds	645	567

Cash and cash equivalents	5,815	7,349
Investments in available-for-sale securities (at fair value)	3,835	2,867
Investment in subsidiary, Melrose Cooperative Bank	33,246	32,595
Loan receivable ESOP	2,116	2,162
Accrued interest receivable	4	3
Deferred tax assets	418	473
Other assets	111	14

Total assets	$45,545	$45,463

Liabilities and Stockholders’ Equity
Other liabilities	—	—
Stockholders’ equity	$45,545	$45,463

Total liabilities and stockholders’ equity	$45,545	$45,463

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF INCOME (LOSS)

(In Thousands)

	For the year ended December 31, 2015	For the period October 22, 2014 to December 31, 2014
Interest and dividend income:
Interest on ESOP Loan	$70	$14
Interest and dividends on securities	89	3

Total interest and dividend income	159	17

Noninterest expense:
Contribution to Melrose Cooperative Bank	—	1,362

Income (loss) before undistributed income (loss) of subsidiary and income tax expense (benefit)	159	(1,345)
Undistributed income (loss) of subsidiary	589	(14)

Income (loss) before income tax expense (benefit)	748	(1,359)
Income tax expense (benefit)	90	(477)

Net income (loss)	$658	$(882)

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

(In Thousands)

	For the year ended December 31, 2015	For the period October 22, 2014 to December 31, 2014
Cash flows from operating activities:
Net income (loss)	$658	$(882)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of securities, net of accretion	13	—
Increase in accrued interest receivable	(1)	(3)
Increase in income tax receivable	(41)	(14)
Deferred tax expense (benefit)	71	(463)
Contribution to Melrose Cooperative Bank Charitable Foundation	—	1,062
Increase in other assets	(56)
Equity in undistributed (earnings) loss of subsidiary	(589)	14

Net cash provided by (used in) operating activities	55	(286)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,945)	(2,946)
Proceeds from maturities of available-for-sale securities	923	53
Investment in subsidiary, Melrose Cooperative Bank	—	(12,828)
Loan to ESOP	—	(2,162)
Repayment of principal on ESOP loan	46	—

Net cash used in investing activities	(976)	(17,883)

Cash flows from financing activities:
Cash paid for stock repurchases	(613)	—
Net proceeds from common stock offering	—	25,518

Net cash (used in) provided by financing activities	(613)	25,518

Net (decrease) increase in cash and cash equivalents	(1,534)	7,349
Cash and cash equivalents at beginning of period	7,349	—

Cash and cash equivalents at end of period	$5,815	$7,349

NOTE 17 - QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,394	$1,432	$1,545	$1,605
Interest expense	316	336	344	351

Net interest and dividend income	1,078	1,096	1,201	1,254
Provision for loan losses	—	9	35	16

Net interest and dividend income, after provision for loan losses	1,078	1,087	1,166	1,238
Total noninterest income	43	79	104	16
Total noninterest expense	913	929	973	1,010

Income before income taxes	208	237	297	244
Provision for income taxes	59	88	91	90

Net income	$149	$149	$206	$154

Earnings per share:
Basic	$0.06	$0.06	$0.08	$0.06
Diluted	$0.06	$0.06	$0.08	$0.06

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,342	$1,322	$1,330	$1,410
Interest expense	328	313	317	308

Net interest and dividend income	1,014	1,009	1,013	1,102
Provision for loan losses	2	8	—	—

Net interest and dividend income, after provision for loan losses	1,012	1,001	1,013	1,102
Total noninterest income	60	68	54	117
Total noninterest expense	844	768	838	2,330

Income (loss) before income taxes	228	301	229	(1,111)
Provision (benefit) for income taxes	69	99	69	(418)

Net income (loss)	$159	$202	$160	$(693)

NOTE 18 – SUBSEQUENT EVENTS

From January 1, 2016 through February 24, 2016, under the Stock Repurchase Plan the Company repurchased an additional 85,600 shares of common stock at an average cost of $15.05 per share for a total of $1.3 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: March 30, 2016	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey D. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2016
Jeffrey D. Jones

/s/ Diane Indorato	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Diane Indorato

/s/ Frank Giso III	Chairman of the Board	March 30, 2016
Frank Giso III

/s/ Candy Brower	Director	March 30, 2016
Candy Brower

/s/ William C. Huntress, III	Director	March 30, 2016
William C. Huntress, III

/s/ Elizabeth W. McNelis	Director	March 30, 2016
Elizabeth W. McNelis

/s/ F. Peter Waystack	Director	March 30, 2016
F. Peter Waystack

/s/ Alan F. Whitney	Director	March 30, 2016
Alan F. Whitney

/s/ Stephen E. Anderson	Director	March 30, 2016
Stephen E. Anderson

EXHIBIT INDEX

3.1	Articles of Incorporation of Melrose Bancorp, Inc.*

3.2	Bylaws of Melrose Bancorp, Inc.*

4	Form of Common Stock Certificate of Melrose Bancorp, Inc.*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato *

10.3	Form of Change in Control Agreement with James Oosterman *

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended December 31, 2015 and 2014, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.
**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015