Form 10-Q
period 2016-03-31
Melrose Bancorp, Inc.
filed 2016-05-11
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, 2,697,979 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$14,147	$11,934
Money market funds	3,576	1,605
Federal funds sold	3,044	3,315

Cash and cash equivalents	20,767	16,854
Investments in available-for-sale securities (at fair value)	43,785	45,143
Federal Home Loan Bank stock, at cost	437	437
Loans, net of allowance for loan losses of $639 at March 31, 2016 and $580 at December 31, 2015	168,219	160,303
Premises and equipment, net	1,214	1,226
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,264	5,230
Accrued interest receivable	486	440
Other assets	258	195

Total assets	$241,311	$230,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$15,622	$13,400
Interest-bearing	180,411	171,127

Total deposits	196,033	184,527
Deferred tax liability, net	198	78
Other liabilities	354	559

Total liabilities	196,585	185,164

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,701,979 shares at March 31, 2016 and 2,787,579 shares at December 31, 2015	27	28
Additional paid-in-capital	24,716	25,994
Retained earnings	20,683	20,490
Unearned compensation - ESOP	(2,094)	(2,113)
Accumulated other comprehensive income	1,394	1,146

Total stockholders’ equity	44,726	45,545

Total liabilities and stockholders’ equity	$241,311	$230,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$1,453	$1,163
Interest and dividends on securities:
Taxable	231	201
Tax-exempt	15	5
Other interest	13	8

Total interest and dividend income	1,712	1,377

Interest expense:
Interest on deposits	361	299

Total interest expense	361	299

Net interest and dividend income	1,351	1,078
Provision for loan losses	59	—

Net interest and dividend income after provision for loan losses	1,292	1,078

Noninterest income:
Fees and service charges	19	20
Gain on sales of securities, net	—	1
Income on bank-owned life insurance	21	20
Other income	5	2

Total noninterest income	45	43

Noninterest expense:
Salaries and employee benefits	682	587
Occupancy expense	72	77
Equipment expense	9	12
Data processing expense	82	77
Advertising expense	40	28
Printing and supplies	7	6
FDIC assessment	26	29
Audits and examinations	48	42
Other professional services	50	27
Other expense	40	28

Total noninterest expense	1,056	913

Income before income tax expense	281	208
Income tax expense	88	59

Net income	$193	$149

Earnings per share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$193	$149
Other comprehensive income, net of tax:
Net unrealized holding gain on available-for-sale securities	368	230
Reclassification adjustment for net realized gain in net income	—	(1)

Other comprehensive income before income tax effect	368	229
Income tax expense	(120)	(85)

Other comprehensive income, net of tax	248	144

Comprehensive income	$441	$293

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	Income	Total
Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$1,216	$45,463
Net income	—	—	—	149	—	—	149
Other comprehensive income, net of tax	—	—	—	—	—	144	144
Common stock held by ESOP committed to be released (7,546 shares annually)	—	—	6	—	19	—	25

Balance, March 31, 2015	2,829,579	$28	$26,581	$19,981	$(2,169)	$1,360	$45,781

Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$1,146	$45,545
Net income	—	—	—	193	—	—	193
Other comprehensive income, net of tax	—	—	—	—	—	248	248
Buyback of common stock	(85,600)	(1)	(1,284)	—	—	—	(1,285)
Common stock held by ESOP committed to be released (7,546 shares annually)	—	—	6	—	19	—	25

Balance, March 31, 2016	2,701,979	$27	$24,716	$20,683	$(2,094)	$1,394	$44,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$193	$149
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of securities, net of accretion	9	6
Gain on sales of available-for-sale securities, net	—	(1)
Provision for loan losses	59	—
Change in net deferred loan costs/fees	17	1
Depreciation and amortization	21	24
Increase in accrued interest receivable	(46)	(21)
(Increase) decrease in other assets	(100)	43
Decrease in accrued expenses and other liabilities	(205)	(64)
Decrease in income taxes receivable	37	24
Deferred tax benefit	—	(1)
Income on bank-owned life insurance	(21)	(20)
ESOP expense	25	25

Net cash (used in) provided by operating activities	(11)	165

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,089)	(3,994)
Proceeds from sale of available-for-sale securities	—	1,034
Proceeds from maturities and calls of available-for-sale securities	2,806	202
Loan originations and principal collections, net	(6,009)	(917)
Recoveries on loans previously charged off	—	1
Loans purchased	(1,983)	—
Capital expenditures	(9)	(10)
Premiums paid on bank-owned life insurance	(13)	(14)

Net cash used in investing activities	(6,297)	(3,698)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	1,937	240
Net increase (decrease) in time deposits	9,569	(605)
Repurchase of Melrose Bancorp, Inc. Common Stock	(1,285)	—

Net cash provided by (used in) financing activities	10,221	(365)

Net increase (decrease) in cash and cash equivalents	3,913	(3,898)
Cash and cash equivalents at beginning of period	16,854	29,491

Cash and cash equivalents at end of period	$20,767	$25,593

Supplemental disclosures:
Interest paid	$361	$299
Income taxes paid	51	36

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS

Melrose Bancorp, Inc. (the “Company”), was incorporated in February 2014 under the laws of State of Maryland. The Company’s activity consists of owning and supervising its subsidiary, Melrose Cooperative Bank (the “Bank”). The Bank provides financial services to individuals, families and businesses through our full-service banking office. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, commercial loans, and to a much lesser extent consumer loans. The Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of March 31, 2016 and for the interim periods ended March 31, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

CASH AND CASH EQUIVALENTS:

As of March 31, 2016 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,170,000 which represents approximately 13.8% of total stockholders’ equity
State Street Bank	$2,992,000, which represents approximately 6.7% of total stockholders’ equity

As of December 31, 2015, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,414,000, which represents approximately 14.0% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

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

The calculation of basic and diluted EPS is presented below. There were no common stock equivalents in the three month period ending March 31, 2016 and 2015. (unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(In Thousands, except share data)
Net income	$193	$149

Basic Common Shares:
Weighted average common shares outstanding	2,738,368	2,829,579
Weighted average unallocated ESOP shares	(211,274)	(218,820)

Basic and diluted weighted average shares outstanding	2,527,094	2,610,759

Basic earnings per share	$0.08	$0.06

Diluted earnings per share (1)	$0.08	$0.06

(1)	As of and during the three months ended March 31, 2016 and 2015, there were no potentially dilutive securities or contracts to issue common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Under the extended transition period for an emerging growth company, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2016: (unaudited)
U.S. Government and federal agency obligations	$7,203	$11	$48	$7,166
Debt securities issued by states of the United States and political subdivisions of the states	2,404	39	6	2,437
Corporate bonds and notes	13,539	85	19	13,605
Preferred stock	3,000	93	—	3,093
Mortgage-backed securities	2,070	—	57	2,013
Marketable equity securities	13,272	2,208	9	15,471

	$41,488	$2,436	$139	$43,785

December 31, 2015:
U.S. Government and federal agency obligations	$8,851	$7	$88	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,408	8	18	2,398
Corporate bonds and notes	13,540	12	44	13,508
Preferred stock	3,000	31	2	3,029
Mortgage-backed securities	2,232	—	66	2,166
Marketable equity securities	13,183	2,125	36	15,272

	$43,214	$2,183	$254	$45,143

The scheduled maturities of debt securities were as follows as of March 31, 2016 (unaudited):

Fair Value
(In Thousands)
Due within one year	$3,758
Due after one year through five years	14,884
Due after five years through ten years	1,743
Due after ten years	3,165
Mortgage-backed securities	2,013
Asset-backed securities	1,727

$27,290

Not included in the maturity table above is preferred stock with no stated maturity of $1,024,000 at March 31, 2016 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of March 31, 2016 (unaudited) and December 31, 2015.

During the three months ended March 31, 2016 (unaudited) there were no sales of available-for-sale securities. During the three months ended March 31, 2015 (unaudited) proceeds from the sales of available-for-sale securities were $1,034,000 and gains on these sales amounted to $1,000. The tax expense on the realized gains during the three months ended March 31, 2015 (unaudited) was not significant.

The Company had no pledged securities as of March 31, 2016 (unaudited) and December 31, 2015.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2016 (unaudited)
U.S. government and federal agency obligations	$2,716	$22	$1,366	$26	$4,082	$48
Debt securities issued by states of the United States and political subdivisions of the states	—	—	253	6	253	6
Corporate bonds and notes	2,000	19	—	—	2,000	19
Mortgage-backed securities	427	5	1,586	52	2,013	57
Marketable equity securities	1,834	9	—	—	1,834	9

Total temporarily impaired securities	$6,977	$55	$3,205	$84	$10,182	$139

December 31, 2015
U.S. government and federal agency obligations	$5,366	$59	$1,403	$29	$6,769	$88
Debt securities issued by states of the United States and political subdivisions of the states	1,176	9	505	9	1,681	18
Corporate bonds and notes	9,012	38	993	6	10,005	44
Preferred stock	998	2	—	—	998	2
Mortgage-backed securities	1,608	40	558	26	2,166	66
Marketable equity securities	5,160	36	—	—	5,160	36

Total temporarily impaired securities	$23,320	$184	$3,459	$70	$26,779	$254

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

During the three months ended March 31, 2016 and 2015, the Company had no write downs of securities. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

March 31, 2016 (unaudited)

Unrealized losses on U.S. Government and federal agency obligations amounted to $48,000 and consisted of seven securities. Unrealized losses on corporate bonds and notes amounted to $19,000 and consisted of five securities. The unrealized losses on all but two of these debt securities were individually less than 2.0% of amortized cost basis, with one U.S. government and federal agency obligation at 2.9% and one corporate bond at 2.6% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. Unrealized losses on municipal bonds amounted to $6,000 and consisted of one security. The unrealized loss on this debt security was 2.5% of amortized cost basis, and the unrealized loss was primarily due to changes in interest rates. Unrealized losses on mortgage-backed securities amounted to $57,000 and consisted of four securities. The unrealized losses on two of these debt securities were each individually less than 2.0% of amortized cost basis, with the other two mortgage backed securities at 5.0% and 3.8% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

Unrealized losses on marketable equity securities amounted to $9,000 and consisted of two mutual funds, the unrealized losses on these two equity securities were each individually less than 1.0%. The cause of the impairment in these mutual funds is due to changes in interest rates. The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds’ issuer.

NOTE 4 - LOANS

Loans consisted of the following at:

	March 31, 2016	December 31, 2015
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$135,555	$132,237
Home equity loans and lines of credit	10,872	10,862
Commercial	15,919	13,251
Construction	6,295	4,303
Consumer loans	125	121

Total loans	168,766	160,774

Allowance for loan losses	(639)	(580)
Deferred loan costs, net	92	109

Net loans	$168,219	$160,303

The following tables set forth information on the allowance for loan losses at and for the three months ended March 31, 2016 and 2015, and at December 31, 2015:

	Real Estate:
	One-to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
			(In Thousands)
Three Months Ended March 31, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	8	—	61	—	(1)	(9)	59

Ending balance	$339	$49	$211	$40	$—	$—	$639

At March 31, 2016 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	339	49	211	40	—	—	639

Total allowance for loan losses ending balance	$339	$49	$211	$40	$—	$—	$639

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	135,555	10,872	15,919	6,295	125	—	168,766

Total loans ending balance	$135,555	$10,872	$15,919	$6,295	$125	$—	$168,766

	Real Estate:
	One- to four-	Home Equity Loans			Consumer
	family Residential	and Lines of Credit	Commercial	Construction	Loans	Unallocated	Total
	(In Thousands)
Three Months Ended March 31, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	1	—	1
Provision (benefit)	—	—	—	—	—	—	—

Ending balance	$414	$58	$25	$21	$2	$1	$521

March 31, 2015 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	414	58	25	21	2	1	521

Total allowance for loan losses ending balance	$414	$58	$25	$21	$2	$1	$521

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	118,998	10,802	2,472	2,854	141	—	135,267

Total loans ending balance	$118,998	$10,802	$2,472	$2,854	$141	$—	$135,267

	Real Estate:
	One-to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
			(In Thousands)
December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	331	49	150	40	1	9	580

Total allowance for loan losses ending balance	$331	$49	$150	$40	$1	$9	$580

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	132,237	10,862	13,251	4,303	121	—	160,774

Total loans ending balance	$132,237	$10,862	$13,251	$4,303	$121	$—	$160,774

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At March 31, 2016 (unaudited)
Real estate loans:
One-to four-family residential	$1,087	$16	$—	$1,103	$134,452	$135,555	$—	$—
Home equity loans and lines of credit	—	—	—	—	10,872	10,872	—	—
Commercial	—	—	—	—	15,919	15,919	—	—
Construction	—	—	—	—	6,295	6,295	—	—
Consumer loans	—	—	—	—	125	125	—	—

Total	$1,087	$16	$—	$1,103	$167,663	$168,766	$—	$—

At December 31, 2015
Real estate loans:
One-to four-family residential	$600	$—	$68	$668	$131,569	$132,237	$—	$68
Home equity loans and lines of credit	—	—	197	197	10,665	10,862	—	197
Commercial	—	—	—	—	13,251	13,251	—	—
Construction	—	—	—	—	4,303	4,303	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$600	$—	$265	$865	$159,909	$160,774	$—	$265

As of and during the three months ended March 31, 2016 and 2015 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the three months ended March 31, 2016 and 2015 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-10-50.

As of March 31, 2016 (unaudited) there are no consumer mortgage loans in the process of foreclosure.

Credit Quality Information

In early 2016, the Company implemented a new ten point internal loan rating system for commercial real estate, construction and commercial loans. Residential and retail loans are also included within this system as noted below. The new risk rating system will assist the Company in better understanding the risk inherent in each loan. The new loan ratings are as follows:

Loans rated 1: Secured by cash collateral or highly liquid diversified marketable securities.

Loans rated 2 – 3: Strongest quality loans in the portfolio not secured by cash. Defined by consistent, solid profits, strong cash flow and are well secured. Very little vulnerability to changing economic conditions and compare favorably to their industry.

Loans rated 4 – 5: These loans are pass rated. Borrower will show average to strong cash flow, strong to adequate collateral coverage, and will have a generally sound balance sheet. Inclusive in the 5 rating are all open and closed – end residential and retail loans which are paying as agreed.

Loans rated 6: Possess above average risk but still considered pass. Generally this rating is reserved for projects currently under construction or borrowers with modest cash flow, although still meeting all loan covenants.

Loans rated 6W: Contain all the risks of a 6 rated credit but have an inherent weakness that requires close monitoring. This rating also generally includes open and closed-end residential and retail loans which are greater than 30 days past due but display no other inherent weakness.

Loans rated 7: Potential weaknesses which warrant management’s close attention. If weaknesses are uncorrected, repayment prospects may be weakened. This is typically a transitional rating.

Loans rated 8: Considered substandard. There is a likelihood of loss if the deficiencies are not corrected. Generally, open and closed – end retail loans, as well as automotive and other consumer loans, past 90 cumulative days from the contractual due date should be classified as an 8.

Loans rated 9: Borrower has a pronounced weakness and all current information indicates collection or liquidation of all debts in full is improbable and highly questionable.

Loans rated 10: Uncollectable and a loss will be taken. Open and closed – end loans secured by residential real estate that are beyond 180 days past due will be assessed for value and any outstanding loan balance in excess of said value, less cost to sell, will be classified as a 10.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate and construction loans.

As of March 31, 2016 (unaudited), one- to four- family residential real estate loans with balances totaling $296,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

As of December 31, 2015, one- to four- family residential real estate loans with balances totaling $366,000 and home equity lines of credit totaling $197,000 had a risk rating of “substandard” and all other loans outstanding had a risk rating of “pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	March 31, 2016	December 31, 2015
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	521	514
Data processing equipment	256	254

	2,987	2,978
Accumulated depreciation	(1,773)	(1,752)

	$1,214	$1,226

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of March 31, 2016 (unaudited) and December 31, 2015 amounted to $19,973,000 and $16,876,000, respectively.

For time deposits as of March 31, 2016 (unaudited) the scheduled maturities for each of the following years ended March 31 are as follows:

(In Thousands)
2017	$64,076
2018	25,170
2019	5,927
2020	1,156
2021	576

$96,905

Deposits from related parties held by the Bank as of March 31, 2016 (unaudited) and December 31, 2015 amounted to $5,899,000 and $4,030,000, respectively.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	March 31,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Commitments to originate loans	$1,315	$5,214
Unused lines of credit	11,589	11,986
Due to borrowers on unadvanced construction loans	1,872	1,796

	$14,776	$18,996

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2016 (unaudited) and December 31, 2015. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2016 (unaudited):
U.S. Government and federal agency obligations	$7,166	$—	$7,166	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,437	—	2,437	—
Corporate bonds and notes	13,605	—	13,605	—
Preferred stock	3,093	3,093	—	—
Mortgage-backed securities	2,013	—	2,013	—
Marketable equity securities	15,471	15,471	—	—

Totals	$43,785	$18,564	$25,221	$—

December 31, 2015:
U.S. Government and federal agency obligations	$8,770	$—	$8,770	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,398	—	2,398	—
Corporate bonds and notes	13,508	—	13,508	—
Preferred stock	3,029	3,029	—	—
Mortgage-backed securities	2,166	—	2,166	—
Marketable equity securities	15,272	15,272	—	—

Totals	$45,143	$18,301	$26,842	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At March 31, 2016 (unaudited) and December 31, 2015, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2016 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,767	$20,767	$—	$—	$20,767
Available-for-sale securities	43,785	18,564	25,221	—	43,785
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	168,219	—	—	169,285	169,285
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	486	486	—	—	486

Financial liabilities:
Deposits	196,033	—	196,563	—	196,563

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,854	$16,854	$—	$—	$16,854
Available-for-sale securities	45,143	18,301	26,842	—	45,143
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	160,303	—	—	161,206	161,206
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	440	440	—	—	440

Financial liabilities:
Deposits	184,527	—	185,170	—	185,170

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10 - OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income, included in stockholders’ equity, are as follows:

	For the three months ended March 31,
	2016	2015
	(In Thousands)
	(unaudited)
Net unrealized holding gains on available-for-sale securities	$368	$230
Reclassification adjustment for net realized gain in net income (1)	—	(1)

Other comprehensive income before income tax effect	368	229
Income tax expense	(120)	(85)

Other comprehensive income, net of tax	$248	$144

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount is reflected as a gain on sale of securities, net, the tax effect, which was not significant, is included in income tax expense, and the after-tax amount is included in net income.

Accumulated other comprehensive income as of March 31, 2016 (unaudited) and December 31, 2015 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CET1”) capital ratio of 4.5%, increase the minimum Tier 1 capital to risk-weighted assets ratio to 6.0% from 4.0%, require a minimum total capital to risk-weighted assets ratio of 8.0% and require a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% (new) and a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk based capital ratio of 10.0% (unchanged) and a Tier 1 leverage ratio of 5.0% (unchanged). In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.

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

Management believes, as of March 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios (unaudited) are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2016:
Total Capital (to Risk Weighted Assets)	$33,885	24.14%	$11,229	8.0%	$14,037	10.0%
Tier 1 Capital (to Risk Weighted Assets)	32,256	22.98	8,422	6.0	11,229	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	32,256	22.98	6,317	4.5	9,124	6.5
Tier 1 Capital (to Average Assets)	32,256	13.95	9,252	4.0	11,565	5.0

NOTE 12 – COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. Our board of directors authorized a stock repurchase program, allowing us to repurchase up to 283,000 shares of our common stock from time to time at various prices in the open market or through private transactions. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

In 2015, 42,000 shares of common stock were repurchased at an average cost of $14.60.

During the three months ended March 31, 2016, a total of 85,600 shares of common stock were repurchased at an average cost of $15.05.

In April 2016, a total of 4,000 shares of common stock were repurchased at an average cost of $15.05.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2016 (unaudited) and December 31, 2015

Total assets increased $10.6 million, or 4.6%, to $241.3 million at March 31, 2016 from $230.7 million at December 31, 2015. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partially offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $3.9 million, or 23.2%, to $20.8 million at March 31, 2016 from $16.9 million at December 31, 2015. This increase was due primarily from proceeds from maturities and calls of available-for-sale securities.

Securities available-for-sale decreased $1.3 million, or 3.0%, to $43.8 million at March 31, 2016 from $45.1 million at December 31, 2015. The decrease in securities available-for-sale during 2016 was a result of maturities and calls of available-for-sale securities.

Net loans increased $7.9 million, or 4.9%, to $168.2 million at March 31, 2016 from $160.3 million at December 31, 2015. The increase in net loans was due primarily to an increase of $4.6 million, or 30.3%, in commercial real estate and commercial construction loans, and an increase of $3.3 million, or 2.5%, in one-to four-family residential loans during the three months ended March 31, 2016.

At March 31, 2016 our investment in bank-owned life insurance was $5.3 million, an increase of $34,000, or 0.6%, from $5.2 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Other assets increased $63,000, or 32.3%, to $258,000 at March 31, 2016 from $195,000 at December 31, 2015. The increase was due to an increase in prepaid expenses.

Total deposits increased $11.5 million, or 6.2%, to $196.0 million at March 31, 2016 from $184.5 million at December 31, 2015. The increase in deposits was due primarily to an increase of $9.6 million, or 11.0%, in time deposits, and an increase of $1.4 million, or 4.1%, in money market accounts, and an increase of $2.2 million, or 16.6%, in demand deposits. The increases in time deposits, money markets, and demand deposits were offset by a decrease of $2.0 million, or 11.8%, in NOW accounts.

We had no borrowings outstanding at March 31, 2016 or December 31, 2015. At March 31, 2016, we had the ability to borrow approximately $99.2 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at March 31, 2016, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $819,000, or 1.8%, to $44.7 million at March 31, 2016 from $45.5 million at December 31, 2015. The decrease was primarily due to repurchases of Company common stock totaling $1.3 million, partially offset by net income of $193,000 and other comprehensive income of $248,000.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income increased $44,000, or 29.5%, to $193,000 for the three months ended March 31, 2016 from $149,000 for the three months ended March 31, 2015. Net income increased primarily due to an increase in interest income, partially offset by an increase in interest expense and noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $335,000, or 24.3%, to $1.7 million for the three months ended March 31, 2016 from $1.4 million for the three months ended March 31, 2015 due to an increase in interest and fees on loans, which increased $290,000, or 24.9%, to $1.5 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The increase in interest and fees on loans was primarily the result of an increase in new loan originations.

Interest and dividends on securities increased $40,000, or 19.4%, to $246,000 for the three months ended March 31, 2016 from $206,000 for the three months ended March 31, 2015 resulting primarily from an increase of $2.1 million in the average balance of securities quarter to quarter.

Other interest income increased $5,000, or 62.5%, for the three months ended March 31, 2016 primarily due to a $7.8 million increase in the average balance of other interest-earning assets.

Interest Expense. Interest expense increased $62,000, or 20.7%, to $361,000 for the three months ended March 31, 2016 from $299,000 for the three months ended March 31, 2015. The increase was primarily due to an increase of $23.8 million, or 15.6%, in the average balance of interest-bearing deposits.

Net Interest and Dividend Income. Net interest and dividend income increased $273,000, or 25.3%, to $1.4 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015 primarily due to an increase in net interest rate spread of 26 basis points to 2.18% for 2016 from 1.92% for 2015. This was offset in part by a decrease in net interest-earning assets of $170,000, or 0.3%, to $51.9 million for the three months ended March 31, 2016 from $52.1 million for the three months ended March 31, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $59,000 for the three months ended March 31, 2016, an increase of $59,000 from the provision of $0 for the three months ended March 31, 2015.

There were no charge-offs for the quarters ended March 31, 2016 and March 31, 2015. The allowance for loan losses was $639,000 or 0.38% of total loans, at March 31, 2016, an increase of $118,000, or 22.6%, compared to $521,000, or 0.32% of total loans, at March 31, 2015. Total nonperforming loans were $0 at March 31, 2016 compared to $707,000 at March 31, 2015.

Noninterest Income. Noninterest income increased $2,000, or 4.7%, to $45,000 for the three months ended March 31, 2016 from $43,000 for the three months ended March 31, 2015 due to an increase of $1,000 in income on bank-owned life insurance and $3,000 in other income, partially offset by decreased fees and service charges.

There were no loans originated for sale and sold during the three months ended March 31, 2016 and March 31, 2015. Fees and service charges decreased $1,000, or 5.0%, to $19,000 for the three months ended March 31, 2016 from $20,000 for the three months ended March 31, 2015.

Noninterest Expense. Noninterest expense increased $143,000, or 15.7%, to $1.1 million for the three months ended March 31, 2016 from $913,000 for the three months ended March 31, 2015. Noninterest expense increased primarily due to an increase to salaries and employee benefits as well as expenses for advertising and professional services.

Salaries and employee benefits increased $95,000, or 16.2%, to $682,000 for the three months ended March 31, 2016 from $587,000 for the three months ended March 31, 2015 as a result of hiring additional loan staff as well as normal salary increases and increases in payroll taxes. Data processing expenses increased $5,000, or 6.5%, to $82,000 for the three months ended March 31, 2016, from $77,000 for the three months ended March 31, 2015. Advertising expense increased $12,000, or 42.9%, to $40,000 for the three month period ended March 31, 2016 from $28,000 for the same period in 2015. The expense for professional services increased $23,000, or 85.2%, to $50,000 for the three month period ended March 31, 2016 from $27,000 for the same period in 2015.

Income Tax Expense. Income tax increased $29,000, or 49.2%, to $88,000 for the three months ended March 31, 2016 from $59,000 for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was 31.3% and 28.4%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2016 and 2015 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended March 31, 2016 and 2015 are annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars In Thousands)
Interest-earning assets:
Loans	$162,457	$1,453	3.57%	$133,866	$1,163	3.47%
Securities (1)	44,838	246	2.19%	42,692	206	1.96%
Other interest-earning assets	20,738	13	0.25%	27,812	8	0.11%

Total interest-earning assets	228,033	1,712	3.00%	204,370	1,377	2.70%

Non-interest earning assets	7,680			7,261

Total assets	$235,713			$211,631

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,911	$18	0.22%	$31,444	$15	0.19%
Certificates of deposit	92,601	307	1.33%	70,814	246	1.39%
Money market accounts	35,207	32	0.36%	37,012	35	0.38%
NOW accounts	15,411	4	0.10%	13,027	3	0.09%

Total interest-bearing deposits	176,130	361	0.82%	152,297	299	0.78%
Borrowings	—	—		—	—

Total interest-bearing liabilities	176,130	361	0.82%	152,297	299	0.78%
Demand deposit accounts	14,067			12,942
Other noninterest-bearing liabilities	515			817

Total liabilites	190,712			166,056
Stockholders’ equity	45,001			45,575

Total liabilities and stockholders’ equity	$235,713			$211,631

Net interest income		$1,351			$1,078

Net interest rate spread (2)			2.18%			1.92%
Net interest-earning assets (3)	$51,903			$52,073

Net interest margin (4)			2.37%			2.11%
Average of interest-earning assets to interest-bearing liabilities	129.47%			134.19%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended March 31, 2016 and 2015 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest - earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31, 2016 vs. 2015
	(In Thousands)
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans (1)	$256	$34	$290
Securities (2)	12	28	40
Other interest-earning assets (3)	(1)	6	5

Total interest-earning assets	267	68	335

Interest-bearing liabilities
Deposits:
Savings accounts	1	2	3
Certificates of deposit	71	(10)	61
Money market accounts	(1)	(2)	(3)
NOW accounts	1	—	1

Total interest-bearing deposits	72	(10)	62
Borrowings	—	—	—

Total interest-bearing liabilities	72	(10)	62

Change in net interest income	$195	$78	$273

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston Stock, deposits with Cooperative Central Bank, and available-for-sale securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	The Company’s repurchases of its common stock during the first quarter of 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	13,600	$15.05	—	227,400
February 1, 2016 through February 29, 2016	72,000	15.05	—	155,400
March 1, 2016 through March 31, 2016	—	—	—	155,400

Total	85,600	$15.05	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: May 11, 2016	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: May 11, 2016	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer