Form 10-Q
period 2016-06-30
Melrose Bancorp, Inc.
filed 2016-08-12
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, 2,618,279 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and due from banks	$17,682	$11,934
Money market funds	4,882	1,605
Federal funds sold	3,040	3,315

Cash and cash equivalents	25,604	16,854
Investments in available-for-sale securities (at fair value)	35,028	45,143
Federal Home Loan Bank stock, at cost	514	437
Loans, net of allowance for loan losses of $742 at June 30, 2016 and $580 at December 31, 2015	187,671	160,303
Premises and equipment, net	1,225	1,226
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,302	5,230
Accrued interest receivable	524	440
Other assets	257	195

Total assets	$257,006	$230,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$16,139	$13,400
Interest-bearing	196,998	171,127

Total deposits	213,137	184,527
Deferred tax liability, net	178	78
Other liabilities	472	559

Total liabilities	213,787	185,164

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,623,279 shares at June 30, 2016 and 2,787,579 shares at December 31, 2015	26	28
Additional paid-in-capital	23,512	25,994
Retained earnings	20,958	20,490
Unearned compensation - ESOP (207,501 shares unallocated at June 30, 2016 and 211,274 at December 31, 2015)	(2,075)	(2,113)
Unearned Compensation - Restricted Stock (44,300 shares non-vested at June 30, 2016)	(645)	—
Accumulated other comprehensive income	1,443	1,146

Total stockholders’ equity	43,219	45,545

Total liabilities and stockholders’ equity	$257,006	$230,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest and dividend income:
Interest and fees on loans	$1,563	$1,194	$3,017	$2,357
Interest and dividends on securities:
Taxable	193	198	424	399
Tax-exempt	15	8	29	13
Other interest	16	12	29	20

Total interest and dividend income	1,787	1,412	3,499	2,789

Interest expense:
Interest on deposits	396	318	757	617

Total interest expense	396	318	757	617

Net interest and dividend income	1,391	1,094	2,742	2,172
Provision for loan losses	103	9	162	9

Net interest and dividend income after provision for loan losses	1,288	1,085	2,580	2,163

Noninterest income:
Fees and service charges	17	24	36	44
Gain on sales of securities, net	293	407	293	409
Writedown of securities	—	(377)	—	(377)
Income on bank-owned life insurance	24	22	45	42
Other income	2	3	7	5

Total noninterest income	336	79	381	123

Noninterest expense:
Salaries and employee benefits	687	573	1,363	1,160
Occupancy expense	76	80	148	158
Equipment expense	9	11	18	23
Data processing expense	90	74	172	151
Advertising expense	38	32	78	60
Printing and supplies	11	23	19	29
FDIC assessment	30	28	55	57
Audits and examinations	48	47	96	89
Other professional services	187	30	243	57
Other expense	36	29	75	57

Total noninterest expense	1,212	927	2,267	1,841

Income before income tax expense	412	237	694	445
Income tax expense	138	88	226	147

Net income	$274	$149	$468	$298

Weighted average common shares outstanding:
Basic	2,457,190	2,610,759	2,492,613	2,610,759
Diluted	2,458,020	2,610,759	2,493,028	2,610,759
Earnings per share:
Basic	$0.11	$0.06	$0.19	$0.11

Diluted	$0.11	$0.06	$0.19	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$274	$149	$468	$298
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	322	(295)	690	(65)
Reclassification adjustment for net realized gain in net income	(293)	(30)	(293)	(32)

Other comprehensive income (loss) before income tax effect	29	(325)	397	(97)
Income tax benefit (expense)	20	127	(100)	43

Other comprehensive income (loss), net of tax	49	(198)	297	(54)

Comprehensive income (loss)	$323	$(49)	$765	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total

Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$—	$1,216	$45,463
Net income	—	—	—	298	—	—	—	298
Other comprehensive loss, net of tax	—	—	—	—	—	—	(54)	(54)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	15	—	38	—	—	53

Balance, June 30, 2015	2,829,579	$28	$26,590	$20,130	$(2,150)	$—	$1,162	$45,760

Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	468	—	—	—	468
Other comprehensive income, net of tax	—	—	—	—	—	—	297	297
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	25	—	25
Stock option expense	—	—	21	—	—	—		21
Buyback of common stock	(208,600)	(2)	(3,192)	—	—	—	—	(3,194)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	19	—	38	—	—	57

Balance, June 30, 2016	2,623,279	$26	$23,512	$20,958	$(2,075)	$(645)	$1,443	$43,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$468	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	25	14
Gain on sales of available-for-sale securities, net	(293)	(409)
Writedown of available for sale securities	—	377
Provision for loan losses	162	9
Change in net deferred loan costs/fees	26	4
Depreciation and amortization	42	47
Increase in accrued interest receivable	(84)	(32)
Increase in other assets	(62)	(14)
Decrease in accrued expenses and other liabilities	(87)	(118)
Deferred tax expense	—	2
Income on bank-owned life insurance	(45)	(42)
ESOP expense	57	53
Stock-based compensation expense	46	—

Net cash provided by operating activities	255	189

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,638)	(9,091)
Proceeds from sales of available-for-sale securities	7,864	1,898
Proceeds from maturities and calls of available-for-sale securities	5,554	3,296
Purchase of Federal Home Loan Bank stock	(77)	—
Loan originations and principal collections, net	(14,624)	(6,956)
Loans purchased	(12,932)	—
Capital expenditures	(41)	(10)
Premiums paid on bank-owned life insurance	(27)	(27)

Net cash used in investing activities	(16,921)	(10,890)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	3,372	(2,699)
Net increase in time deposits	25,238	7,127
Repurchase of Melrose Bancorp, Inc. Common Stock	(3,194)	—

Net cash provided by financing activities	25,416	4,428

Net increase (decrease) in cash and cash equivalents	8,750	(6,273)
Cash and cash equivalents at beginning of period	16,854	29,491

Cash and cash equivalents at end of period	$25,604	$23,218

Supplemental disclosures:
Interest paid	$757	$617
Income taxes paid	254	177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS

Melrose Bancorp, Inc. (the “Company”) was incorporated in February 2014 under the laws of State of Maryland. The Company’s activity consists of owning and supervising its subsidiary, Melrose Cooperative Bank (the “Bank”). The Bank provides financial services to individuals, families and businesses through our full-service banking office. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, and to a much lesser extent consumer loans. The Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2016 and for the interim periods ended June 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including year ended December 31, 2016.

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

CASH AND CASH EQUIVALENTS:

As of June 30, 2016 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,210,000 which represents approximately 14.4% of total stockholders’ equity
State Street Bank	$2,992,000, which represents approximately 6.9% of total stockholders’ equity

As of December 31, 2015, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,414,000, which represents approximately 14.0% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted EPS, reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used.

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	(In Thousands, except share data)
Net income	$274	$149	$468	$298

Basic Common Shares:
Weighted average common shares outstanding	2,665,635	2,829,579	2,702,001	2,829,579
Weighted average unallocated ESOP shares	(208,445)	(218,820)	(209,388)	(218,820)

Basic weighted average shares outstanding	2,457,190	2,610,759	2,492,613	2,610,759

Dilutive effect of unvested restricted stock awards	830	—	415	—

Diluted weighted average shares outstanding	2,458,020	2,610,759	2,493,028	2,610,759

Basic earnings per share	$0.11	$0.06	$0.19	$0.11

Diluted earnings per share (1)	$0.11	$0.06	$0.19	$0.11

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2016 because the effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the beginning of fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the extended transition period for an emerging growth company, this update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption in permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2016: (unaudited)
U.S. Government and federal agency obligations	$6,623	$27	$37	$6,613
Debt securities issued by states of the United States and political subdivisions of the states	2,399	102	7	2,494
Corporate bonds and notes	13,039	115	—	13,154
Preferred stock	3,000	136	—	3,136
Mortgage-backed securities	1,889	1	54	1,836
Marketable equity securities	5,752	2,043	—	7,795

	$32,702	$2,424	$98	$35,028

December 31, 2015:
U.S. Government and federal agency obligations	$8,851	$7	$88	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,408	8	18	2,398
Corporate bonds and notes	13,540	12	44	13,508
Preferred stock	3,000	31	2	3,029
Mortgage-backed securities	2,232	—	66	2,166
Marketable equity securities	13,183	2,125	36	15,272

	$43,214	$2,183	$254	$45,143

The scheduled maturities of debt securities were as follows as of June 30, 2016 (unaudited):

Fair Value
(In Thousands)
Due within one year	$3,753
Due after one year through five years	13,936
Due after five years through ten years	1,776
Due after ten years	3,202
Mortgage-backed securities	1,836
Asset-backed securities	1,692

$26,195

Not included in the maturity table above is preferred stock with no stated maturity of $1,038,000 at June 30, 2016 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of June 30, 2016 (unaudited) and December 31, 2015.

During the three and six months ended June 30, 2016 (unaudited) proceeds from the sales of available-for-sale securities were $7,864,000 and gross realized gains on these sales amounted to $293,000. The tax expense on the realized gains during the three and six months ended June 30, 2016 was $96,000. During the three and six months ended June 30, 2015, proceeds from the sale of available-for-sale securities amounted to $864,000 and $1.9 million, respectively. The gross realized gains on these sales amounted to $1,000 and $489,000 and the gross realized losses were $0 and $80,000, respectively. The tax expense applicable to these net realized gains amounted to less than $1,000 and $164,000, respectively.

The Company had no pledged securities as of June 30, 2016 (unaudited) and December 31, 2015.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

June 30, 2016 (unaudited)
U.S. government and federal agency obligations	$—	$—	$1,543	$37	$1,543	$37
Debt securities issued by states of the United States and political subdivisions of the states	—	—	251	7	251	7
Mortgage-backed securities	—	—	1,422	54	1,422	54

Total temporarily impaired securities	$—	$—	$3,216	$98	$3,216	$98

December 31, 2015
U.S. government and federal agency obligations	$5,366	$59	$1,403	$29	$6,769	$88
Debt securities issued by states of the United States and political subdivisions of the states	1,176	9	505	9	1,681	18
Corporate bonds and notes	9,012	38	993	6	10,005	44
Preferred stock	998	2	—	—	998	2
Mortgage-backed securities	1,608	40	558	26	2,166	66
Marketable equity securities	5,160	36	—	—	5,160	36

Total temporarily impaired securities	$23,320	$184	$3,459	$70	$26,779	$254

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

During the six months ended June 30, 2016, the Company had no write downs of securities. During the six months ended 2015, there were five marketable equity securities that were declared other-than-temporarily impaired for which an impairment loss of $377,000 was recognized. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $37,000 and consisted of four securities. The unrealized losses on all but one of these debt securities were individually less than 2.0% of amortized cost basis, with one U.S. government and federal agency obligation at 3.3%. Unrealized losses on municipal bonds amounted to $7,000 and consisted of one security. The unrealized loss on this debt security was 2.8% of amortized cost basis. The unrealized losses were primarily due to changes in interest rates. Unrealized losses on mortgage-backed securities amounted to $54,000 and consisted of three securities. The unrealized losses on these debt securities were 2.2%, 4.4%, and 5.6% of amortized cost basis, respectively. The unrealized losses were primarily due to changes in interest rates.

NOTE 4 - LOANS

Loans consisted of the following at:

	June 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$146,278	$132,237
Home equity loans and lines of credit	10,868	10,862
Commercial	19,045	13,251
Construction	12,047	4,303
Consumer loans	92	121

Total loans	188,330	160,774
Allowance for loan losses	(742)	(580)
Deferred loan costs, net	83	109

Net loans	$187,671	$160,303

The following tables set forth information on the allowance for loan losses at and for the six months ended June 30, 2016 and 2015, and at December 31, 2015:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six Months Ended June 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	35	—	102	28	—	(3)	162

Ending balance	$366	$49	$252	$68	$1	$6	$742

At June 30, 2016 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	366	49	252	68	1	6	742

Total allowance for loan losses ending balance	$366	$49	$252	$68	$1	$6	$742

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	146,278	10,868	19,045	12,047	92	—	188,330

Total loans ending balance	$146,278	$10,868	$19,045	$12,047	$92	$—	$188,330

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six months ended June 30, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) Provision	(30)	—	32	7	—	—	9

Ending balance	$384	$58	$57	$28	$1	$1	$529

At June 30, 2015 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	384	58	57	28	1	1	529

Total allowance for loan losses ending balance	$384	$58	$57	$28	$1	$1	$529

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	120,473	10,864	5,730	4,090	149	—	141,306

Total loans ending balance	$120,473	$10,864	$5,730	$4,090	$149	$—	$141,306

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	331	49	150	40	1	9	580

Total allowance for loan losses ending balance	$331	$49	$150	$40	$1	$9	$580

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	132,237	10,862	13,251	4,303	121	—	160,774

Total loans ending balance	$132,237	$10,862	$13,251	$4,303	$121	$—	$160,774

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At June 30, 2016 (unaudited)
Real estate loans:
One-to four-family residential	$331	$195	$339	$865	$145,413	$146,278	$—	$339
Home equity loans and lines of credit	—	—	—	—	10,868	10,868	—	—
Commercial	—	—	—	—	19,045	19,045	—	—
Construction	—	—	—	—	12,047	12,047	—	—
Consumer loans	—	—	—	—	92	92	—	—

Total	$331	$195	$339	$865	$187,465	$188,330	$—	$339

At December 31, 2015
Real estate loans:
One-to four-family residential	$600	$—	$68	$668	$131,569	$132,237	$—	$68
Home equity loans and lines of credit	—	—	197	197	10,665	10,862	—	197
Commercial	—	—	—	—	13,251	13,251	—	—
Construction	—	—	—	—	4,303	4,303	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$600	$—	$265	$865	$159,909	$160,774	$—	$265

As of and during the six months ended June 30, 2016 and 2015 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the six months ended June 30, 2016 and 2015 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-10-50.

As of June 30, 2016 (unaudited) there is one consumer mortgage loan with a recorded balance of $325,000 in the process of foreclosure.

Credit Quality Information

In early 2016, the Company implemented a new ten point internal loan rating system for commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The new risk rating system will assist the Company in better understanding the risk inherent in each loan. The new loan ratings are as follows:

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

Loans rated 8: Considered substandard. There is a likelihood of loss if the deficiencies are not corrected. Generally, open and closed – end retail loans, as well as automotive and other consumer loans past 90 cumulative days from the contractual due date should be classified as an 8.

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

As of June 30, 2016 (unaudited), one- to four- family residential real estate loans with balances totaling $292,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2015, one- to four- family residential real estate loans with balances totaling $366,000 and home equity lines of credit totaling $197,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	549	514
Data processing equipment	260	254

	3,019	2,978
Accumulated depreciation	(1,794)	(1,752)

	$1,225	$1,226

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of June 30, 2016 (unaudited) and December 31, 2015 amounted to $24,052,000 and $16,876,000, respectively.

For time deposits as of June 30, 2016 (unaudited) the scheduled maturities for each of the following years ended June 30 are as follows:

(In Thousands)
2017	$78,202
2018	28,586
2019	3,724
2020	859
2021	1,202

$112,573

Deposits from related parties held by the Bank as of June 30, 2016 (unaudited) and December 31, 2015 amounted to $3,494,000 and $4,030,000, respectively.

NOTE 7 - BORROWED FUNDS

The Company is permitted to borrow from the Federal Home Loan Bank of Boston under certain conditions. Any such borrowings would be required to be fully secured by pledges of collateral satisfactory to the Federal Home Loan Bank of Boston. In addition, the Company has the ability to borrow from the Co-operative Central Bank.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	June 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Commitments to originate loans	$2,734	$5,214
Unused lines of credit	12,916	11,986
Due to borrowers on unadvanced construction loans	5,760	1,796

	$21,410	$18,996

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2016 (unaudited) and December 31, 2015. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2016 (unaudited):
U.S. Government and federal agency obligations	$6,613	$—	$6,613	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,494	—	2,494	—
Corporate bonds and notes	13,154	—	13,154	—
Preferred stock	3,136	3,136	—	—
Mortgage-backed securities	1,836	—	1,836	—
Marketable equity securities	7,795	7,795	—	—

Totals	$35,028	$10,931	$24,097	$—

December 31, 2015:
U.S. Government and federal agency obligations	$8,770	$—	$8,770	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,398	—	2,398	—
Corporate bonds and notes	13,508	—	13,508	—
Preferred stock	3,029	3,029	—	—
Mortgage-backed securities	2,166	—	2,166	—
Marketable equity securities	15,272	15,272	—	—

Totals	$45,143	$18,301	$26,842	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At June 30, 2016 (unaudited) and December 31, 2015, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2016 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$25,604	$25,604	$—	$—	$25,604
Available-for-sale securities	35,028	10,931	24,097	—	35,028
Federal Home Loan Bank stock	514	514	—	—	514
Loans, net	187,671	—	—	188,559	188,559
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	524	524	—	—	524

Financial liabilities:
Deposits	213,137	—	213,726	—	213,726

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,854	$16,854	$—	$—	$16,854
Available-for-sale securities	45,143	18,301	26,842	—	45,143
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	160,303	—	—	161,206	161,206
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	440	440	—	—	440

Financial liabilities:
Deposits	184,527	—	185,170	—	185,170

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands)
	(unaudited)
Net unrealized holding gains (losses) on available-for-sale securities	$322	$(295)	$690	$(65)
Reclassification adjustment for net realized gain in net income (1)	(293)	(30)	(293)	(32)

Other comprehensive income (loss) before income tax effect	29	(325)	397	(97)
Income tax benefit (expense)	20	127	(100)	43

Other comprehensive income (loss), net of tax	$49	$(198)	$297	$(54)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and six months ended June 30, 2016 is reflected as a gain on sale of securities, net of $293,000. The tax effect, for the three and six months ended June 30, 2016 was $95,000. Pre-tax amount for the three and six months ended June 30, 2015, is reflected as a gain on sale securities, net of $407,000 and $409,000, respectively, and a write-down of $377,000. The tax effect, included in income tax expense, for the three and six months ended June 30, 2015 was approximately $12,000 for each period. The after tax amount is included in net income.

Accumulated other comprehensive income as of June 30, 2016 (unaudited) and December 31, 2015 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Management believes, as of June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios (unaudited) are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2016:
Total Capital (to Risk Weighted Assets)	$34,225	23.01%	$11,901	8.0%	$14,876	10.0%
Tier 1 Capital (to Risk Weighted Assets)	32,562	21.89	8,925	6.0	11,901	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	32,562	21.89	6,694	4.5	9,669	6.5
Tier 1 Capital (to Average Assets)	32,562	13.79	9,446	4.0	11,807	5.0

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

During the year ended December 31, 2015, 42,000 shares of common stock were repurchased at an average cost of $14.60.

During the six months ended June 30, 2016, a total of 208,600 shares of common stock were repurchased at an average cost of $15.31.

NOTE 13 – STOCK BASED COMPENSATION

Melrose Bancorp, Inc. adopted the Melrose Bancorp, Inc. 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) to provide directors, officers, and employees of the Company and Melrose Cooperative Bank with additional incentives to promote growth and performance of the Company and Melrose Cooperative Bank. The 2015 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 396,140 shares of Melrose Bancorp, Inc. common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards, and restricted stock units. Of this number, the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued under the 2015 Equity Incentive Plan pursuant to the exercise of stock options is 282,957 shares, and the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued as restricted stock awards or restricted stock units is 113,183 shares. The 2015 Equity Incentive Plan was effective upon approval by stockholders at the November 23, 2015 annual meeting.

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. During the three and six month periods ending June 30, 2016 the expense was $25,000. The recognized tax benefit was $10,000.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. Using these variables, the estimated fair value is $3.71 per share. During the three and six month periods ending June 30, 2016 the stock option expense was $21,000. The recognized tax benefit was $8,000.

At June 30, 2016 the unrecognized share based compensation expense related to the 44,300 unvested restricted stock awards amounted to $645,000. The unrecognized expense will be recognized over a weighted average life of 4.8 years.

At June 30, 2016, none of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 9.8 years. The unrecognized expense related to the unvested options is $809,000, and will be recognized over a weighted average life of 4.8 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2016 (unaudited) and December 31, 2015

Total assets increased $26.3 million, or 11.4%, to $257.0 million at June 30, 2016 from $230.7 million at December 31, 2015. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partially offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $8.7 million, or 51.9%, to $25.6 million at June 30, 2016 from $16.9 million at December 31, 2015. This increase was due primarily from proceeds from sales, maturities, and calls of available-for-sale securities, and an increase in deposits.

Securities available-for-sale decreased $10.1 million, or 22.4%, to $35.0 million at June 30, 2016 from $45.1 million at December 31, 2015. The decrease in securities available-for-sale during the period was a result of sales, maturities, and calls of available-for-sale securities.

Net loans increased $27.4 million, or 17.1%, to $187.7 million at June 30, 2016 from $160.3 million at December 31, 2015. The increase in net loans was due primarily to an increase of $13.2 million, or 86.1%, in commercial real estate and commercial construction loans, and an increase of $14.0 million, or 10.6%, in one-to four-family residential loans during the six months ended June 30, 2016.

At June 30, 2016 our investment in bank-owned life insurance was $5.3 million, an increase of $72,000, or 1.4%, from $5.2 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $28.6 million, or 15.5%, to $213.1 million at June 30, 2016 from $184.5 million at December 31, 2015. The increase in deposits was due primarily to an increase of $25.2 million, or 28.9%, in time deposits, an increase of $1.3 million, or 3.7%, in money market accounts, and an increase of $2.7 million, or 20.4%, in demand deposits. The increases in time deposits, money markets, and demand deposits were offset by a decrease of $1.0 million, or 5.2%, in NOW accounts.

We had no borrowings outstanding at June 30, 2016 or December 31, 2015. At June 30, 2016, we had the ability to borrow approximately $101.8 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at June 30, 2016, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $2.3 million, or 5.1%, to $43.2 million at June 30, 2016 from $45.5 million at December 31, 2015. The decrease was primarily due to repurchases of Company common stock totaling $3.2 million, partially offset by net income of $468,000 and other comprehensive income of $297,000.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income increased $125,000, or 83.9%, to $274,000 for the three months ended June 30, 2016 from $149,000 for the three months ended June 30, 2015. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense and noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $375,000, or 26.6%, to $1.8 million for the three months ended June 30, 2016 from $1.4 million for the three months ended June 30, 2015 due to an increase in interest and fees on loans, which increased $369,000, or 30.9%, to $1.6 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. The increase in interest and fees on loans was primarily the result of an increase in new loan originations.

Interest and dividends on securities increased $2,000, or 1.0%, to $208,000 for the three months ended June 30, 2016 from $206,000 for the three months ended June 30, 2015 resulting primarily from an increase in interest on debt securities of $16,000, or 11.1%, to $162,000 for the three months ended June 30, 2016 from $146,000 for the three months ended June 30, 2015. This increase was offset by a decrease in dividend income on marketable equity securities of $15,000, or 25.0%, to $45,000 for the three months ended June 30, 2016 from $60,000 for the three months ended June 30, 2015. This was a result of three sales of marketable equity securities during the quarter, and a decrease in the average balance on marketable equity securities of $6.7 million, or 52.2%, to $6.2 million at the three months ended June 30, 2016, from $12.9 million at the three months ended June 30, 2015.

Other interest income increased $4,000, or 33.3%, for the three months ended June 30, 2016 primarily due to changes in interest rates. There was a decrease of $2.6 million in the average balance of other interest earning assets quarter to quarter.

Interest Expense. Interest expense increased $78,000, or 24.5%, to $396,000 for the three months ended June 30, 2016 from $318,000 for the three months ended June 30, 2015. The increase was primarily due to an increase of $31.8 million, or 20.6%, in the average balance of interest-bearing deposits.

Net Interest and Dividend Income. Net interest and dividend income increased $297,000, or 27.1%, to $1.4 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015 primarily due to an increase in the net interest margin of 25 basis points to 2.34% for 2016 from 2.11% for 2015. This was offset in part by a decrease in net interest-earning assets of $1.3 million, or 2.4%, to $51.9 million for the three months ended June 30, 2016 from $53.2 million for the three months ended June 30, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $103,000 for the three months ended June 30, 2016, an increase of $94,000 from the provision of $9,000 for the three months ended June 30, 2015. This increase was due to an increase in net loans of $19.5 million, or 11.6%. to $187.7 million at June 30, 2016 from $168.2 million at March 31, 2016. The increase in net loans was due primarily to an increase of $10.3 million, or 56.8%, in commercial real estate and commercial construction loans, and an increase of $10.7 million, or 7.9%, in one-to four-family residential loans during the three months ended June 30, 2016.

There were no charge-offs for the quarters ended June 30, 2016 and June 30, 2015. The allowance for loan losses was $742,000 or 0.40% of total loans, at June 30, 2016, an increase of $213,000, or 40.3%, compared to $529,000, or 0.37% of total loans, at June 30, 2015. Total nonperforming loans were $339,000 at June 30, 2016 compared to $697,000 at June 30, 2015.

Noninterest Income. Noninterest income increased $257,000, or 325.3%, to $336,000 for the three months ended June 30, 2016 from $79,000 for the three months ended June 30, 2015, primarily due to an increase in the gain on sales of available-for-sale securities net, and write-down of securities of $263,000, or 976.6%, to $293,000 for the three months ended June 30, 2016, from $30,000 for the three months ended June 30, 2015. We recorded $293,000 and $407,000 in gains on available-for-sale securities for the three months ended June 30, 2016 and 2015, respectively. There were no write-downs of available-for-sale securities recorded for the three months ended June 30, 2016 and $377,000 in write-downs of available-for-sale securities for the three months ended June 30, 2015.

There were no loans originated for sale and sold during the three months ended June 30, 2016 and June 30, 2015. Fees and service charges decreased $7,000, or 29.2%, to $17,000 for the three months ended June 30, 2016 from $24,000 for the three months ended June 30, 2015.

Noninterest Expense. Noninterest expense increased $285,000, or 30.7%, to $1.2 million for the three months ended June 30, 2016 from $927,000 for the three months ended June 30, 2015. Noninterest expense increased primarily due to an increase to salaries and employee benefits as well as expenses for data processing and professional services.

Salaries and employee benefits increased $114,000, or 19.9%, to $687,000 for the three months ended June 30, 2016 from $573,000 for the three months ended June 30, 2015 as a result of hiring additional loan staff as well as normal salary increases and increases in payroll taxes. Additionally, stock based compensation was $46,000 for the three months ended June 30, 2016 compared to none for the three month period ended June 30, 2015. The expense for professional services increased $157,000, or 523.3%, to $187,000 for the three month period ended June 30, 2016 from $30,000 for the same period in 2015. This increase was primarily due to increases in legal and consulting fees related to stock based compensation and the use of additional consulting services in the loan department and other areas. Data processing expenses increased $16,000, or 21.6%, to $90,000 for the three months ended June 30, 2016, from $74,000 for the three months ended June 30, 2015.

Income Tax Expense. Income tax expense increased $50,000, or 56.8%, to $138,000 for the three months ended June 30, 2016 from $88,000 for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 and June 30, 2015 was 33.5% and 37.1%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2016 and 2015 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended June 30, 2016 and 2015 are annualized.

	Three Months Ended June 30,			Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$176,991	$1,563	3.53%	$136,305	$1,194	3.50%
Securities (1)	37,693	208	2.21%	45,191	206	1.82%
Other interest-earning assets	23,390	16	0.27%	26,079	12	0.18%

Total interest-earning assets	238,074	1,787	3.00%	207,575	1,412	2.72%

Non-interest earning assets	8,050			7,420

Total assets	$246,124			$214,995

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,271	$16	0.20%	$31,495	$15	0.20%
Certificates of deposit	104,151	342	1.31%	74,470	267	1.43%
Money market accounts	35,364	33	0.37%	35,657	33	0.37%
NOW accounts	14,356	5	0.14%	12,739	3	0.10%

Total interest-bearing deposits	186,142	396	0.85%	154,361	318	0.82%
Borrowings	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	186,142	396	0.85%	154,361	318	0.82%
Demand deposit accounts	15,328			14,025
Other noninterest-bearing liabilities	628			779

Total liabilites	202,098			169,165
Stockholders’ equity	44,026			45,830

Total liabilities and stockholders’ equity	$246,124			$214,995

Net interest income		$1,391			$1,094

Net interest rate spread (2)			2.15%			1.90%
Net interest-earning assets (3)	$51,932			$53,214

Net interest margin (4)			2.34%			2.11%

Average of interest-earning assets to interest-bearing liabilities	127.90%			134.47%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended June 30, 2016 and 2015 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income increased $170,000, or 57.0%, to $468,000 for the six months ended June 30, 2016 from $298,000 for the six months ended June 30, 2015. Net income increased primarily due to an increase in net interest and dividend income and noninterest income, offset by an increase in noninterest expense, and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $710,000, or 25.5%, to $3.5 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015 primarily due to an increase in interest and fees on loans, which increased $660,000 to $3.0 million for the six months ended June 30, 2016 from $2.4 million for the six months ended June 30, 2015. The increase in interest and fees on loans was the result of an increase in new loan originations and an increase in the yield on loans.

Interest and dividends on securities increased $41,000, or 10.0%, to $453,000 for the six months ended June 30, 2016 from $412,000 for the six months ended June 30, 2015 resulting primarily from an increase in yield on available-for-sale securities of 32 basis points, to 2.20% for the six months ended June 30, 2016, from 1.88% for the six months ended June 30, 2015.

Other interest income increased $9,000 for the six month period ended June 30, 2016 due primarily to an 11 basis point increase in the yield on other interest-earning assets.

Interest Expense. Interest expense increased $140,000, or 22.7%, to $757,000 for the six months ended June 30, 2016 from $617,000 for the six months ended June 30, 2015. The increase was due primarily to an increase in the average balance of interest-bearing deposits of $27.8 million, or 18.1%, consisting of a $1.1 million increase in the average balance of savings accounts, $25.7 million increase in the average balance of certificates of deposits, a $2.1 million increase in the average balance of NOW accounts, partially offset by a decrease of $1.1 million in the average balance of money market accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $570,000, or 26.2%, to $2.7 million for the six months ended June 30, 2016 from $2.2 million for the six months ended June 30, 2015 primarily due to our net interest margin increase of 24 basis points. This was offset in part as our net interest-earning assets decreased $573,000, or 1.1%, to $51.9 million for the six months ended June 30, 2016 from $52.5 million for the six months ended June 30, 2015.

Provision for Loan Losses. We recorded a $162,000 provision for loan losses for the six months ended June 30, 2016, compared to $9,000 recorded for the six months ended June 30, 2015. This increase was due to an increase in net loans of $27.4 million, or 17.1%, to $187.7 million at June 30, 2016 from $160.3 million at December 31, 2015. The increase in net loans was due primarily to an increase of $13.2 million, or 86.1%, in commercial real estate and commercial construction loans, and an increase of $14.0 million, or 10.6%, in one-to four-family residential loans during the six months ended June 30, 2016.

There were no charge-offs for the six month periods ended June 30, 2016 and 2015. The allowance for loan losses was $742,000 or 0.40% of total loans, at June 30, 2016, an increase of $213,000, or 40.3%, compared to $529,000, or 0.37% of total loans, at June 30, 2015. Total nonperforming loans were $339,000 at June 30, 2016 compared to $697,000 at June 30, 2015.

Noninterest Income. Noninterest income increased $258,000, or 209.8%, to $381,000 for the six months ended June 30, 2016 from $123,000 for the six months ended June 30, 2015 primarily due to an increase in gains on sales of available-for-sale securities, net and write-downs of securities of $261,000. We recorded $293,000 and $409,000 in gains on available-for-sale securities for the six months ended June 30, 2016 and 2015, respectively. There were no write-downs of available-for-sale securities recorded for the six months ended June 30, 2016 and $377,000 in write-downs of available-for-sale securities for the six months ended June 30, 2015. There were no loans originated for sale and sold during the six months ended June 30, 2016 and 2015.

Noninterest Expense. Noninterest expense increased $426,000, or 23.1%, to $2.3 million, for the six months ended June 30, 2016 from $1.8 million, for the six months ended June 30, 2015. Noninterest expense increased primarily due to increases to salaries and employee benefits as well as data processing and advertising expenses, and the expense for professional services.

Salaries and employee benefits increased $203,000, or 17.5%, to $1.4 million for the six months ended June 30, 2016 from $1.2 million for the six months ended June 30, 2015 as a result of hiring additional staff as well as normal salary increases and increases in payroll taxes. Additionally, stock based compensation was $46,000 for the six months ended June 30, 2016 compared to none for the six month period ended June 30, 2015. The expense for professional services increased $186,000, or 326.3%, to $243,000 for the six month period ended June 30, 2016 from $57,000 for the same period in 2015. This increase was primarily due to increases in legal and consulting fees related to stock based compensation and the use of additional consulting services in the loan department and other areas. Data processing expenses increased $21,000, or 13.9%, to $172,000 for the six months ended June 30, 2016, from $151,000 for the six months ended June 30, 2015. Advertising expenses increased $18,000, or 30.0%, to $78,000 for the six months ended June 30, 2016, from $60,000 for the six months ended June 30, 2015.

Income Tax Expense. Income tax expense increased $79,000, or 53.7%, to $226,000 for the six months ended June 30, 2016 from $147,000 for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 was 32.6% and 33.0%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2016 and 2015 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the six months ended June 30, 2016 and 2015 are annualized.

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$169,724	$3,017	3.56%	$135,053	$2,357	3.49%
Securities (1)	41,265	453	2.20%	43,870	412	1.88%
Other interest-earning assets	22,064	29	0.26%	26,894	20	0.15%

Total interest-earning assets	233,053	3,499	3.00%	205,817	2,789	2.71%

Non-interest earning assets	7,859			7,431

Total assets	$240,912			$213,248

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,591	$32	0.20%	$31,510	$31	0.20%
Certificates of deposit	98,376	650	1.32%	72,645	512	1.41%
Money market accounts	35,285	65	0.37%	36,358	67	0.37%
NOW accounts	14,884	10	0.13%	12,814	7	0.11%

Total interest-bearing deposits	181,136	757	0.84%	153,327	617	0.80%
Borrowings	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	181,136	757	0.84%	153,327	617	0.80%
Demand deposit accounts	14,697			13,425
Other noninterest-bearing liabilities	565			793

Total liabilities	196,398			167,545
Stockholders’ equity	44,514			45,703

Total liabilities and stockholders’ equity	$240,912			$213,248

Net interest income		$2,742			$2,172

Net interest rate spread (2)			2.16%			1.91%
Net interest-earning assets (3)	$51,917			$52,490

Net interest margin (4)			2.35%			2.11%

Average of interest-earning assets to interest-bearing liabilities	128.66%			134.23%

(1)	No tax equivalent adjustment was applied to tax exempt income for the six months ended June 30, 2016 and 2015 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans (1)	$359	$10	$369	$612	$48	$660
Securities (2)	(3)	5	2	(22)	63	41
Other interest-earning assets (3)	(1)	5	4	(3)	12	9

Total interest-earning assets	355	20	375	587	123	710

Interest-bearing liabilities
Deposits:
Savings accounts	1	—	1	1	—	1
Certificates of deposit	95	(20)	75	160	(22)	138
Money market accounts	—	—	—	(2)	—	(2)
NOW accounts	—	2	2	1	2	3

Total interest-bearing deposits	96	(18)	78	160	(20)	140
Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	96	(18)	78	160	(20)	140

Change in net interest income	259	38	297	427	143	570

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston Stock and deposits with Cooperative Central Bank

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	The Company’s repurchases of its common stock during the three months ended June 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	4,000	$15.05	—	151,400
May 1, 2016 to May 31, 2016	10,000	15.25	—	141,400
June 1, 2016 to June 30, 2016	109,000	15.54	—	32,400

Total	123,000	$15.50	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: August 12, 2016	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: August 12, 2016	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer