Form 10-Q
period 2016-09-30
Melrose Bancorp, Inc.
filed 2016-11-10
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016 2,602,079 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and due from banks	$14,385	$11,934
Money market funds	2,939	1,605
Federal funds sold	2,881	3,315

Cash and cash equivalents	20,205	16,854
Investments in available-for-sale securities (at fair value)	32,099	45,143
Federal Home Loan Bank stock, at cost	739	437
Loans, net of allowance for loan losses of $859 at September 30, 2016 and $580 at December 31, 2015	205,522	160,303
Premises and equipment, net	1,206	1,226
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,337	5,230
Accrued interest receivable	542	440
Other assets	179	195

Total assets	$266,710	$230,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$19,294	$13,400
Interest-bearing	198,583	171,127

Total deposits	217,877	184,527
Deferred tax liability, net	91	78
FHLB Borrowings	5,000	—
Other liabilities	468	559

Total liabilities	223,436	185,164

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,605,579 shares at September 30, 2016 and 2,787,579 shares at December 31, 2015	26	28
Additional paid-in-capital	23,293	25,994
Retained earnings	21,343	20,490
Unearned compensation - ESOP (205,615 shares unallocated at September 30, 2016 and 211,274 at December 31, 2015)	(2,056)	(2,113)
Unearned Compensation - Restricted Stock (44,300 shares non-vested at September 30, 2016)	(614)	—
Accumulated other comprehensive income	1,282	1,146

Total stockholders’ equity	43,274	45,545

Total liabilities and stockholders’ equity	$266,710	$230,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:
Interest and fees on loans	$1,737	$1,289	$4,753	$3,648
Interest and dividends on securities:
Taxable	164	223	587	622
Tax-exempt	15	8	44	21
Other interest	13	7	41	27

Total interest and dividend income	1,929	1,527	5,425	4,318

Interest expense:
Interest on deposits	429	326	1,186	943

Total interest expense	429	326	1,186	943

Net interest and dividend income	1,500	1,201	4,239	3,375
Provision for loan losses	117	35	279	45

Net interest and dividend income after provision for loan losses	1,383	1,166	3,960	3,330

Noninterest income:
Fees and service charges	21	25	57	68
Gain on sales of securities, net	279	—	572	409
Writedown of securities	—	—	—	(377)
Income on bank-owned life insurance	22	23	68	65
Other income	2	56	9	60

Total noninterest income	324	104	706	225

Noninterest expense:
Salaries and employee benefits	708	617	2,071	1,777
Occupancy expense	80	73	227	231
Equipment expense	9	13	27	36
Data processing expense	97	84	269	235
Advertising expense	36	43	114	103
Printing and supplies	8	12	26	40
FDIC assessment	30	28	86	86
Audits and examinations	67	48	163	137
Other professional services	35	30	278	87
Other expense	29	25	104	82

Total noninterest expense	1,099	973	3,365	2,814

Income before income tax expense	608	297	1,301	741
Income tax expense	222	91	448	238

Net income	$386	$206	$853	$503

Weighted average common shares outstanding:
Basic	2,366,802	2,610,759	2,450,698	2,610,759
Diluted	2,367,225	2,610,759	2,450,920	2,610,759
Earnings per share:
Basic	$0.16	$0.08	$0.35	$0.19

Diluted	$0.16	$0.08	$0.35	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$386	$206	$853	$503
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	31	(165)	721	(230)
Reclassification adjustment for net realized gains in net income	(279)	—	(572)	(32)

Other comprehensive (loss) income before income tax effect	(248)	(165)	149	(262)
Income tax benefit (expense)	86	83	(13)	126

Other comprehensive (loss) income, net of tax	(162)	(82)	136	(136)

Comprehensive income	$224	$124	$989	$367

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Unearned Compensation - ESOP	Unearned Compensation - RSA	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$—	$1,216	$45,463
Net income	—	—	—	503	—	—	—	503
Other comprehensive loss, net of tax	—	—	—	—	—	—	(136)	(136)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	24	—	56	—	—	80

Balance, September 30, 2015	2,829,579	$28	$26,599	$20,335	$(2,132)	$—	$1,080	$45,910

Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	853	—	—	—	853
Other comprehensive income, net of tax	—	—	—	—	—	—	136	136
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	56	—	56
Stock option expense	—	—	64	—	—	—		64
Buyback of common stock	(226,300)	(2)	(3,463)	—	—	—	—	(3,465)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	28	—	57	—	—	85

Balance, September 30, 2016	2,605,579	$26	$23,293	$21,343	$(2,056)	$(614)	$1,282	$43,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$853	$503
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	38	28
Gain on sales of available-for-sale securities, net	(572)	(409)
Writedown of available for sale securities	—	377
Provision for loan losses	279	45
Change in net deferred loan costs/fees	(281)	1
Depreciation and amortization	63	73
Increase in accrued interest receivable	(102)	(68)
Decrease (increase) in other assets	16	(34)
Decrease in accrued expenses and other liabilities	(91)	(65)
Decrease in income taxes receivable	—	3
Deferred tax expense	—	3
Income on bank-owned life insurance	(68)	(65)
ESOP expense	85	80
Stock-based compensation expense	120	—

Net cash provided by operating activities	340	472

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,670)	(13,218)
Proceeds from sales of available-for-sale securities	8,439	1,898
Proceeds from maturities and calls of available-for-sale securities	8,958	7,700
Purchase of Federal Home Loan Bank stock	(302)	—
Loan originations and principal collections, net	(15,969)	(16,931)
Loans purchased	(29,248)	—
Capital expenditures	(43)	(69)
Premiums paid on bank-owned life insurance	(39)	(40)

Net cash used in investing activities	(31,874)	(20,660)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	3,528	281
Net increase in time deposits	29,822	9,701
Increase in FHLB Borrowings	5,000	—
Repurchase of Melrose Bancorp, Inc. Common Stock	(3,465)	—

Net cash provided by financing activities	34,885	9,982

Net increase (decrease) in cash and cash equivalents	3,351	(10,206)
Cash and cash equivalents at beginning of period	16,854	29,491

Cash and cash equivalents at end of period	$20,205	$19,285

Supplemental disclosures:
Interest paid	$1,186	$943
Income taxes paid	478	232

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2016 and for the interim periods ended September 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including the year ended December 31, 2016.

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

CASH AND CASH EQUIVALENTS:

As of September 30, 2016 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,202,000 which represents approximately 14.3% of total stockholders’ equity

State Street Bank	$2,992,000, which represents approximately 6.9% of total stockholders’ equity

As of December 31, 2015, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$6,414,000, which represents approximately 14.0% of total stockholders’ equity

State Street Bank	$2,993,000, which represents approximately 6.6% of total stockholders’ equity

EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to exclude the weighted average number of unallocated shares held by the ESOP. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used.

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	(In Thousands, except share data)
Net income	$386	$206	$853	$503

Basic Common Shares:
Weighted average common shares outstanding	2,573,360	2,829,579	2,658,828	2,829,579
Weighted average unallocated ESOP shares	(206,558)	(218,820)	(208,130)	(218,820)

Basic weighted average shares outstanding	2,366,802	2,610,759	2,450,698	2,610,759
Dilutive effect of unvested restricted stock awards	423	—	222	—

Diluted weighted average shares outstanding	2,367,225	2,610,759	2,450,920	2,610,759
Basic earnings per share	$0.16	$0.08	$0.35	$0.19

Diluted earnings per share (1)	$0.16	$0.08	$0.35	$0.19

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2016 because the effect is anti-dilutive.

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

Federal Home Loan Bank advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregate expected monthly maturities on Federal Home Loan Bank advances.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the extended transition period for an emerging growth company, this update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. Under the extended transition period for an emerging growth company, this update will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply to the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification with the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2016: (unaudited)
U.S. Government and federal agency obligations	$5,909	$17	$65	$5,861
Debt securities issued by states of the United States and political subdivisions of the states	2,395	85	10	2,470
Corporate bonds and notes	11,538	93	13	11,618
Preferred stock	3,000	114	—	3,114
Mortgage-backed securities	1,693	—	66	1,627
Marketable equity securities	5,486	1,923	—	7,409

	$30,021	$2,232	$154	$32,099

December 31, 2015:
U.S. Government and federal agency obligations	$8,851	$7	$88	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,408	8	18	2,398
Corporate bonds and notes	13,540	12	44	13,508
Preferred stock	3,000	31	2	3,029
Mortgage-backed securities	2,232	—	66	2,166
Marketable equity securities	13,183	2,125	36	15,272

	$43,214	$2,183	$254	$45,143

The scheduled maturities of debt securities were as follows as of September 30, 2016 (unaudited):

Fair Value
(In Thousands)
Due within one year	$2,001
Due after one year through five years	13,402
Due after five years through ten years	2,008
Due after ten years	3,082
Mortgage-backed securities	1,627
Asset-backed securities	1,533

$23,653

Not included in the maturity table above is preferred stock with no stated maturity of $1,037,000 at September 30, 2016 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of September 30, 2016 (unaudited) and December 31, 2015.

During the three and nine months ended September 30, 2016 (unaudited) proceeds from the sales of available-for-sale securities were $576,000 and $8,439,000, respectively, and gross realized gains on these sales amounted to $279,000 and $572,000, respectively. The tax expense on the realized gains during the three and nine months ended September 30, 2016 was $92,000 and $188,000, respectively. During the three months ended September 30, 2015 (unaudited) there were no sales of available-for-sale securities. Proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2015, amounted to $1.9 million. The gross realized gains on these sales amounted to $489,000 and the gross realized losses were $80,000. The tax expense applicable to these net realized gains amounted to $164,000.

The Company had no pledged securities as of September 30, 2016 (unaudited) and December 31, 2015.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2016 (unaudited)
U.S. government and federal agency obligations	$1,921	$5	$1,401	$60	$3,322	$65
Debt securities issued by states of the United States and political subdivisions of the states	—	—	248	10	248	10
Corporate bonds and notes	1,987	12	500	1	2,487	13
Mortgage-backed securities	390	1	1,236	65	1,626	66

Total temporarily impaired securities	$4,298	$18	$3,385	$136	$7,683	$154

December 31, 2015
U.S. government and federal agency obligations	$5,366	$59	$1,403	$29	$6,769	$88
Debt securities issued by states of the United States and political subdivisions of the states	1,176	9	505	9	1,681	18
Corporate bonds and notes	9,012	38	993	6	10,005	44
Preferred stock	998	2	—	—	998	2
Mortgage-backed securities	1,608	40	558	26	2,166	66
Marketable equity securities	5,160	36	—	—	5,160	36

Total temporarily impaired securities	$23,320	$184	$3,459	$70	$26,779	$254

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

During the nine months ended September 30, 2016, the Company had no writedowns of securities. During the nine months ended 2015, there were five marketable equity securities that were declared other-than-temporarily impaired for which an impairment loss of $377,000 was recognized. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired as of September 30, 2016 is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $65,000 and consisted of six securities. The unrealized losses on all but one of these debt securities were individually less than 5.0% of amortized cost basis, with one U.S. government and federal agency obligation at 5.0%. Unrealized losses on municipal bonds amounted to $10,000 and consisted of one security. The unrealized loss on this debt security was 3.8% of amortized cost basis. Unrealized losses on corporate bonds amounted to $13,000 and consisted of four securities. The unrealized losses on all but one of these debt securities were individually less than 1.0% of amortized cost basis, with one corporate bond obligation at 1.6%. Unrealized losses on mortgage-backed securities amounted to $66,000 and consisted of four securities. The unrealized losses on these debt securities were 0.3%, 3.2%, 6.2% and 7.2% of amortized cost basis, respectively. The unrealized losses were primarily due to changes in interest rates.

NOTE 4 - LOANS

Loans consisted of the following at:

	September 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$162,096	$132,237
Home equity loans and lines of credit	10,359	10,862
Commercial	21,780	13,251
Construction	11,674	4,303
Consumer loans	82	121

Total loans	205,991	160,774
Allowance for loan losses	(859)	(580)
Deferred loan costs, net	390	109

Net loans	$205,522	$160,303

The following tables set forth information on the allowance for loan losses at and for the nine months ended September 30, 2016 and 2015, and at December 31, 2015:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine Months Ended September 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	74	(2)	104	83	—	20	279

Ending balance	$405	$47	$254	$123	$1	$29	$859

At September 30, 2016 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	405	47	254	123	1	29	859

Total allowance for loan losses ending balance	$405	$47	$254	$123	$1	$29	$859

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	162,096	10,359	21,780	11,674	82	—	205,991

Total loans ending balance	$162,096	$10,359	$21,780	$11,674	$82	$—	$205,991

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine months ended September 30, 2015 (unaudited)
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(56)	1	102	(1)	—	(1)	45

Ending balance	$358	$59	$127	$20	$1	$—	$565

At September 30, 2015 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	358	59	127	20	1	—	565

Total allowance for loan losses ending balance	$358	$59	$127	$20	$1	$—	$565

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	124,846	10,813	11,142	4,349	131	—	151,281

Total loans ending balance	$124,846	$10,813	$11,142	$4,349	$131	$—	$151,281

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	331	49	150	40	1	9	580

Total allowance for loan losses ending balance	$331	$49	$150	$40	$1	$9	$580

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	132,237	10,862	13,251	4,303	121	—	160,774

Total loans ending balance	$132,237	$10,862	$13,251	$4,303	$121	$—	$160,774

The following tables set forth information regarding nonaccrual loans and past-due loans:

	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At September 30, 2016 (unaudited)
Real estate loans:
One-to four-family residential	$35	$323	$—	$358	$161,738	$162,096	$—	$—
Home equity loans and lines of credit	—	—	—	—	10,359	10,359	—	—
Commercial	—	—	—	—	21,780	21,780	—	—
Construction	—	—	—	—	11,674	11,674	—	—
Consumer loans	—	—	—	—	82	82	—	—

Total	$35	$323	$—	$358	$205,633	$205,991	$—	$—

At December 31, 2015
Real estate loans:
One-to four-family residential	$600	$—	$68	$668	$131,569	$132,237	$—	$68
Home equity loans and lines of credit	—	—	197	197	10,665	10,862	—	197
Commercial	—	—	—	—	13,251	13,251	—	—
Construction	—	—	—	—	4,303	4,303	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$600	$—	$265	$865	$159,909	$160,774	$—	$265

As of and during the nine months ended September 30, 2016 and 2015 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the nine months ended September 30, 2016 and 2015 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-10-50.

As of September 30, 2016 (unaudited) there is one consumer mortgage loan with a recorded balance of $323,000 in the process of foreclosure.

Credit Quality Information

In early 2016, the Company implemented a new 10 point internal loan rating system for commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The new risk rating system will assist the Company in better understanding the risk inherent in each loan. The new loan ratings are as follows:

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

As of September 30, 2016 (unaudited), one- to four- family residential real estate loans with balances totaling $289,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2015, one- to four- family residential real estate loans with balances totaling $366,000 and home equity lines of credit totaling $197,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	September 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,817	1,817
Furniture and equipment	549	514
Data processing equipment	262	254

	3,021	2,978
Accumulated depreciation	(1,815)	(1,752)

	$1,206	$1,226

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of September 30, 2016 (unaudited) and December 31, 2015 amounted to $23,718,000 and $16,876,000, respectively.

For time deposits as of September 30, 2016 (unaudited) the scheduled maturities for each of the following years ended September 30 are as follows:

(In Thousands)
2017	$76,964
2018	35,237
2019	2,097
2020	1,326
2021	1,533

$117,157

Deposits from related parties held by the Bank as of September 30, 2016 (unaudited) and December 31, 2015 amounted to $2,564,656 and $4,030,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). The FHLB Borrowings are secured by a blanket lien by the FHLB on certain residential loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at September 30, 2016 was approximately $104.9 million subject to the purchase of additional FHLB stock. At September 30, 2016 the Company had a three year fixed rate amortizing advance totaling $5.0 million, with an interest rate of 1.42%, which matures on September 19, 2019. In addition, the Company has the ability to borrow from the Co-operative Central Bank. The Company had no borrowings outstanding as of December 31, 2015.

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

Notional amounts of financial instrument liabilities with off-balance sheet credit risk are as follows:

	September 30,	December 31,
	2016	2015
	(In Thousands)
	(unaudited)
Commitments to originate loans	$6,945	$5,214
Unused lines of credit	13,501	11,986
Due to borrowers on unadvanced construction loans	4,597	1,796

	$25,043	$18,996

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2016 (unaudited) and December 31, 2015. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2016 (unaudited) and the year ended December 31, 2015.

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

The following summarizes assets measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2016 (unaudited):
U.S. Government and federal agency obligations	$5,861	$—	$5,861	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,470	—	2,470	—
Corporate bonds and notes	11,618	—	11,618	—
Preferred stock	3,114	3,114	—	—
Mortgage-backed securities	1,627	—	1,627	—
Marketable equity securities	7,409	7,409	—	—

Totals	$32,099	$10,523	$21,576	$—

December 31, 2015:
U.S. Government and federal agency obligations	$8,770	$—	$8,770	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,398	—	2,398	—
Corporate bonds and notes	13,508	—	13,508	—
Preferred stock	3,029	3,029	—	—
Mortgage-backed securities	2,166	—	2,166	—
Marketable equity securities	15,272	15,272	—	—

Totals	$45,143	$18,301	$26,842	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At September 30, 2016 (unaudited) and December 31, 2015, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2016 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$20,205	$20,205	$—	$—	$20,205
Available-for-sale securities	32,099	10,523	21,576	—	32,099
Federal Home Loan Bank stock	739	739	—	—	739
Loans, net	205,522	—	—	206,289	206,289
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	542	542	—	—	542
Financial liabilities:
Deposits	217,877	—	218,484	—	218,484
FHLB Borrowings	5,000	—	5,013	—	5,013

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,854	$16,854	$—	$—	$16,854
Available-for-sale securities	45,143	18,301	26,842	—	45,143
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	160,303	—	—	161,206	161,206
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	440	440	—	—	440
Financial liabilities:
Deposits	184,527	—	185,170	—	185,170

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

The components of other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands)
	(unaudited)
Net unrealized holding gains (losses) on available-for-sale securities	$31	$(165)	$721	$(230)
Reclassification adjustment for net realized gain in net income (1)	(279)	—	(572)	(32)

Other comprehensive income (loss) before income tax effect	(248)	(165)	149	(262)
Income tax benefit (expense)	86	83	(13)	126

Other comprehensive income (loss), net of tax	$(162)	$(82)	$136	$(136)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and nine months ended September 30, 2016 is reflected as a gain on sale of securities, net of $279,000 and $572,000, respectively. The tax effect, included in income tax expense for the three and nine months ended September 30, 2016 was $92,000 and $188,000, respectively. Pre-tax amount for the three and nine months ended September 30, 2015, is reflected as a gain on sale securities, net of $0 and $409,000, respectively, and a write-down of $0 and $377,000, respectively. The tax effect, included in income tax expense, for the three and nine months ended September 30, 2015 was approximately $11,000 for the period. The after tax amount is included in net income.

Accumulated other comprehensive income as of September 30, 2016 (unaudited) and December 31, 2015 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Management believes, as of September 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios (unaudited) are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2016:
Total Capital (to Risk Weighted Assets)	$34,720	22.14%	$12,546	8.0%	$15,683	10.0%
Tier 1 Capital (to Risk Weighted Assets)	32,995	21.04	9,410	6.0	12,546	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	32,995	21.04	7,057	4.5	10,194	6.5
Tier 1 Capital (to Average Assets)	32,995	13.61	9,696	4.0	12,120	5.0

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

During the nine months ended September 30, 2016, a total of 226,300 shares of common stock were repurchased at an average cost of $15.31.

In October and November 2016, a total of 3,500 shares of common stock were repurchased at an average cost of $15.45.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. During the three and nine month periods ending September 30, 2016 the expense was $31,000 and $56,000, respectively. The recognized tax benefit was $11,000 and $19,000, respectively.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. Using these variables, the estimated fair value is $3.71 per share. During the three and nine month periods ending September 30, 2016 the stock option expense was $42,000 and $64,000, respectively. The recognized tax benefit was $16,000 and $22,000, respectively.

At September 30, 2016 the unrecognized share based compensation expense related to the 44,300 unvested restricted stock awards amounted to $614,000. The unrecognized expense will be recognized over a weighted average life of 4.6 years.

At September 30, 2016, none of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 9.6 years. The unrecognized expense related to the unvested options is $768,000, and will be recognized over a weighted average life of 4.6 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 (unaudited) and December 31, 2015

Total assets increased $36.0 million, or 15.6%, to $266.7 million at September 30, 2016 from $230.7 million at December 31, 2015. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partially offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $3.4 million, or 19.9%, to $20.2 million at September 30, 2016 from $16.9 million at December 31, 2015. This increase was due primarily from proceeds from sales, maturities, and calls of available-for-sale securities, and an increase in deposits.

Securities available-for-sale decreased $13.0 million, or 28.9%, to $32.1 million at September 30, 2016 from $45.1 million at December 31, 2015. The decrease in securities available-for-sale during the period was mostly a result of sales, maturities, and calls of available-for-sale securities.

Net loans increased $45.2 million, or 28.2%, to $205.5 million at September 30, 2016 from $160.3 million at December 31, 2015. The increase in net loans was due primarily to an increase of $29.9 million, or 22.6%, in one-to four-family residential loans, an increase of $8.5 million, or 64.4%, in commercial real estate loans, and an increase of $7.3 million, or 171.3%, in construction loans during the nine months ended September 30, 2016. The increase in one-to four-family residential loans was partly due to the increase in loans purchased. The increase in commercial real estate loans was partly due to a $2.8 million participation loan.

At September 30, 2016 our investment in bank-owned life insurance was $5.3 million, an increase of $107,000, or 2%, from $5.2 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $33.4 million, or 18.1%, to $217.9 million at September 30, 2016 from $184.5 million at December 31, 2015. The increase in deposits was due primarily to an increase of $29.8 million, or 34.1%, in time deposits, an increase of $1.7 million, or 5.1%, in money market accounts, and an increase of $6.0 million, or 46.4%, in demand deposits. The increases in time deposits, money markets, and demand deposits were offset by a decrease of $4.6 million, or 26.6%, in NOW accounts. The increase in time deposits was a result of special promotions, as well as, offering listed certificates of deposit through QwickRate. QwickRate is an unbiased online marketplace for CD buyers and sellers. The bank utilizes this national CD market as a source of time certificates of deposits. Depositors in this market are institutional, non-consumer entities such as credit unions, banking institutions, public entities, CD brokers and some private corporations or non-profit organizations.

Borrowings increased to $5.0 million at September 30, 2016 from $0 at December 31, 2015. At September 30, 2016, we had the ability to borrow approximately an additional $104.9 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at September 30, 2016, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $2.3 million, or 5.0%, to $43.2 million at September 30, 2016 from $45.5 million at December 31, 2015. The decrease was primarily due to repurchases of Company common stock totaling $3.5 million, partially offset by net income of $853,000 and other comprehensive income of $136,000.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income increased $180,000, or 87.4%, to $386,000 for the three months ended September 30, 2016 from $206,000 for the three months ended September 30, 2015. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $402,000, or 26.3%, to $1.9 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015 due to an increase in interest and fees on loans, which increased $448,000, or 34.8%, to $1.7 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The increase in interest and fees on loans was primarily the result of an increase in new loan originations.

Interest and dividends on securities decreased $52,000, or 22.5%, to $179,000 for the three months ended September 30, 2016 from $231,000 for the three months ended September 30, 2015 resulting primarily from a decrease in the average balance of available-for-sale securities of $12.1 million, or 26.6%, to $33.4 million for the three months ended September 30, 2016 from $45.5 million for the three months ended September 30, 2015.

Other interest income increased $6,000, or 85.7%, to $13,000 for the three months ended September 30, 2016 from $7,000 for the three months ended September 30, 2015, primarily due to changes in interest rates. There was an increase of $1.7 million in the average balance of other interest earning assets quarter to quarter.

Interest Expense. Interest expense increased $103,000, or 31.6%, to $429,000 for the three months ended September 30, 2016 from $326,000 for the three months ended September 30, 2015. The increase was primarily due to an increase of $37.9 million, or 24.0%, in the average balance of interest-bearing deposits.

Net Interest and Dividend Income. Net interest and dividend income increased $299,000, or 24.9%, to $1.5 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015 primarily due to an increase in the net interest margin of 13 basis points to 2.40% for 2016 from 2.27% for 2015. This was offset in part by a decrease in net interest-earning assets of $169,000, or 0.3%, to $53.0 million for the three months ended September 30, 2016 from $53.2 million for the three months ended September 30, 2015.

Provision for Loan Losses. We recorded a provision for loan losses of $117,000 for the three months ended September 30, 2016, an increase of $82,000 from the provision of $35,000 for the three months ended September 30, 2015. This increase was due to an increase in total loans of $17.7 million, or 9.4%, to $206.0 million at September 30, 2016 from $188.3 million at June 30, 2016. The increase in total loans was due primarily to an increase of $15.8 million, or 10.8%, in one-to four-family residential loans, an increase of $2.7 million, or 14.4%, in commercial real estate loans, partially offset by a decrease of $370,000, or 3.1%, in construction loans during the three months ended September 30, 2016.

There were no charge-offs for the quarters ended September 30, 2016 and September 30, 2015. The allowance for loan losses was $859,000 or 0.42% of total loans, at September 30, 2016, an increase of $294,000, or 52.0%, compared to $565,000, or 0.40% of total loans, at September 30, 2015. There were no nonperforming loans at September 30, 2016 compared to $285,000 at September 30, 2015.

Noninterest Income. Noninterest income increased $220,000, or 211.5%, to $324,000 for the three months ended September 30, 2016 from $104,000 for the three months ended September 30, 2015, primarily due to an increase in the gain on sales of available-for-sale securities, net to $279,000 for the three months ended September 30, 2016, from $0 for the three months ended September 30, 2015. The increase was partially offset by a decrease in other income of $54,000, or 96.4%, to $2,000 for the three months ended September 30, 2016 from $56,000 for the three months ended September 30, 2015.

There were no loans originated for sale and sold during the three months ended September 30, 2016 and September 30, 2015. Fees and service charges decreased $4,000, or 16.0%, to $21,000 for the three months ended September 30, 2016 from $25,000 for the three months ended September 30, 2015.

Noninterest Expense. Noninterest expense increased $126,000, or 12.9%, to $1.1 million for the three months ended September 30, 2016 from $973,000 for the three months ended September 30, 2015. Noninterest expense increased primarily due to an increase to salary and employee benefits, audits and examination expenses and data processing expenses.

Salaries and employee benefit expenses increased $91,000, or 14.7%, to $708,000 for the three months ended September 30, 2016 from $617,000 for the three months ended September 30, 2015 as a result of normal salary increases and increases in payroll taxes. Additionally, stock based compensation expense, including ESOP expense, was $100,000 for the three months ended September 30, 2016 compared to $27,000 for the three month period ending September 30, 2015. Audit and examination expenses increased $19,000, or 39.6%, to $67,000 for the three months ended September 30, 2016 from $48,000 for the three months ended September 30, 2015. Data processing expenses increased $13,000, or 15.5%, to $97,000 for the three months ended September 30, 2016, from $84,000 for the three months ended September 30, 2015.

Income Tax Expense. Income tax expense increased $131,000, or 144.0%, to $222,000 for the three months ended September 30, 2016 from $91,000 for the three months ended September 30, 2015. The effective tax rate for the three months ended September 30, 2016 and September 30, 2015 was 36.5% and 30.6%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2016 and 2015 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended September 30, 2016 and 2015 are annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$195,251	$1,737	3.56%	$146,269	$1,289	3.53%
Securities (1)	33,404	179	2.14%	45,524	231	2.03%
Other interest-earning assets	21,313	13	0.24%	19,559	7	0.14%

Total interest-earning assets	249,968	1,929	3.09%	211,352	1,527	2.89%

Non-interest earning assets	9,031			7,784

Total assets	$258,999			$219,136

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,768	$16	0.20%	$31,696	$16	0.20%
Certificates of deposit	114,450	375	1.31%	78,650	274	1.39%
Money market accounts	35,741	33	0.37%	33,902	32	0.38%
NOW accounts	13,115	5	0.15%	13,911	4	0.12%

Total interest-bearing deposits	196,074	429	0.88%	158,159	326	0.82%
Borrowings	870	—		—	—	0.00%

Total interest-bearing liabilities	196,944	429	0.87%	158,159	326	0.82%
Demand deposit accounts	17,875			14,294
Other noninterest-bearing liabilities	653			677

Total liabilites	215,472			173,130
Stockholders’ equity	43,527			46,006

Total liabilities and stockholders’ equity	$258,999			$219,136

Net interest income		$1,500			$1,201

Net interest rate spread (2)			2.22%			2.07%
Net interest-earning assets (3)	$53,024			$53,193

Net interest margin (4)			2.40%			2.27%
Average of interest-earning assets to interest-bearing liabilities	126.92%			133.63%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended September 30, 2016 and 2015 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income increased $350,000, or 69.6%, to $853,000 for the nine months ended September 30, 2016 from $503,000 for the nine months ended September 30, 2015. Net income increased primarily due to an increase in net interest and dividend income and noninterest income, offset by an increase in noninterest expense, and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 25.6%, to $5.4 million for the nine months ended September 30, 2016 from $4.3 million for the nine months ended September 30, 2015 primarily due to an increase in interest and fees on loans, which increased $1.1 million, or 30.3%, to $4.7 million for the nine months ended September 30, 2016 from $3.6 million for the nine months ended September 30, 2015. The increase in interest and fees on loans was the result of an increase in new loan originations and an increase in the yield on loans.

Interest and dividends on securities decreased $12,000, or 1.9%, to $631,000 for the nine months ended September 30, 2016 from $643,000 for the nine months ended September 30, 2015 resulting primarily from a decrease of $5.9 million, or 13.2%, in the average balance on securities to $38.6 million for the nine months ended September 30, 2016 from $44.5 million for the nine months ended September 30, 2015, offset by an increase in the yield on securities of 0.25%, from 1.93% to 2.18%.

Interest Expense. Interest expense increased $243,000, or 25.8%, to $1.2 million for the nine months ended September 30, 2016 from $943,000 for the nine months ended September 30, 2015. The increase was due primarily to an increase of $31.2 million, or 20.1%, in the average balance on interest-bearing deposits to $186.2 million for the nine months ended September 30, 2016 from $155.0 million for the nine months ended September 30, 2015.

Net Interest and Dividend Income. Net interest and dividend income increased $864,000, or 25.6%, to $4.2 million for the nine months ended September 30, 2016 from $3.4 million for the nine months ended September 30, 2015 primarily due to our net interest margin increase of 20 basis points. This was offset in part as our net interest-earning assets decreased $533,000, or 1.0%, to $52.3 million for the nine months ended September 30, 2016 from $52.8 million for the nine months ended September 30, 2015.

Provision for Loan Losses. We recorded a $279,000 provision for loan losses for the nine months ended September 30, 2016, compared to $45,000 recorded for the nine months ended September 30, 2015. This increase was due to an increase in total loans of $45.2 million, or 28.1%, to $206.0 million at September 30, 2016 from $160.8 million at December 31, 2015. The increase in total loans was due primarily to an increase of $29.9 million, or 22.6%, in one-to four-family residential loans, an increase of $8.5 million, or 64.4%, in commercial real estate loans, and an increase of $7.4 million, or 171.3%, in construction loans during the nine months ended September 30, 2016.

There were no charge-offs for the nine month periods ended September 30, 2016 and 2015. The allowance for loan losses was $859,000 or 0.40% of total loans, at September 30, 2016, an increase of $294,000, or 52.0%, compared to $565,000, or 0.40% of total loans, at September 30, 2015. There were no nonperforming loans at September 30, 2016 compared to $285,000 at September 30, 2015.

Noninterest Income. Noninterest income increased $481,000, or 213.8%, to $706,000 for the nine months ended September 30, 2016 from $225,000 for the nine months ended September 30, 2015. This increase is primarily due to gains on sales of available-for-sale securities, net of $572,000 in 2016 as compared to a gain, net of writedowns of $32,000 in 2015, resulting in an increase in 2016 of $540,000. We recorded $572,000 and $409,000 in gains on sales of available-for-sale securities for the nine months ended September 30, 2016 and 2015, respectively. There were no writedowns of available-for-sale securities recorded for the nine months ended September 30, 2016 and $377,000 in writedowns of available-for-sale securities for the nine months ended September 30, 2015. The increase was partially offset by a decrease in other income of $51,000, or 85.0%, to $9,000 for the nine months ended September 30, 2016 from $60,000 for the nine months ended September 30, 2015. There were no loans originated for sale and sold during the nine months ended September 30, 2016 and 2015.

Noninterest Expense. Noninterest expense increased $551,000, or 19.6%, to $3.4 million, for the nine months ended September 30, 2016 from $2.8 million, for the nine months ended September 30, 2015. Noninterest expense increased primarily due to increases to salaries and employee benefits as well as data processing, audit and examination expenses, and the expense for professional services.

Salaries and employee benefit expense increased $294,000, or 16.5%, to $2.1 million for the nine months ended September 30, 2016 from $1.8 million for the nine months ended September 30, 2015 as a result of hiring additional staff as well as normal salary increases and increases in payroll taxes. Additionally, stock based compensation expense, including ESOP expense, was $205,000 for the nine months ended September 30, 2016 compared to $80,000 for the nine month period ended September 30, 2015. The expense for professional services increased $191,000, or 219.5%, to $278,000 for the nine month period ended September 30, 2016 from $87,000 for the same period in 2016. This increase was primarily due to increases in legal and consulting fees related to stock based compensation and the use of additional consulting services in the loan department and other areas. Data processing expenses increased $34,000, or 14.5%, to $269,000 for the nine months ended September 30, 2016, from $235,000 for the nine months ended September 30, 2015. Audits and examination expenses increased $26,000, or 19.0%, to $163,000 for the nine months ended September 30, 2016, from $137,000 for the nine months ended September 30, 2015.

Income Tax Expense. Income tax expense increased $210,000, or 88.2%, to $448,000 for the nine months ended September 30, 2016 from $238,000 for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 was 34.4% and 32.1%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2016 and 2015 (unaudited). All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the nine months ended September 30, 2016 and 2015 are annualized.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$178,295	$4,753	3.55%	$138,833	$3,648	3.50%
Securities (1)	38,626	631	2.18%	44,492	643	1.93%
Other interest-earning assets	21,812	41	0.25%	24,452	27	0.15%

Total interest-earning assets	238,733	5,425	3.03%	207,777	4,318	2.77%

Non-interest earning assets	8,254			7,599

Total assets	$246,987			$215,376

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,651	$48	0.20%	$31,573	$49	0.21%
Certificates of deposit	103,773	1,025	1.32%	74,669	786	1.40%
Money market accounts	35,438	98	0.37%	35,530	98	0.37%
NOW accounts	14,290	15	0.14%	13,183	10	0.10%

Total interest-bearing deposits	186,152	1,186	0.85%	154,955	943	0.81%
Borrowings	292	—		—	—

Total interest-bearing liabilities	186,444	1,186	0.85%	154,955	943	0.81%
Demand deposit accounts	15,764			13,813
Other noninterest-bearing liabilities	596			802

Total liabilites	202,804			169,570
Stockholders’ equity	44,183			45,806

Total liabilities and stockholders’ equity	$246,987			$215,376

Net interest income		$4,239			$3,375

Net interest rate spread (2)			2.18%			1.96%
Net interest-earning assets (3)	$52,289			$52,822

Net interest margin (4)			2.37%			2.17%
Average of interest-earning assets to interest-bearing liabilities	128.05%			134.09%

(1)	No tax equivalent adjustment was applied to tax exempt income for the nine months ended September 30, 2016 and 2015 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30, 2016 vs. 2015			Nine Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans (1)	$437	$11	$448	$1,052	$53	$1,105
Securities (2)	(65)	13	(52)	(685)	673	(12)
Other interest-earning assets (3)	1	5	6	(4)	18	14

Total interest-earning assets	373	29	402	363	744	1,107

Interest-bearing liabilities
Deposits:
Savings accounts	—	—	—	3	(4)	(1)
Certificates of deposit	116	(15)	101	280	(41)	239
Money market accounts	2	(1)	1	—	—	—
NOW accounts	—	1	1	1	4	5

Total interest-bearing deposits	118	(15)	103	284	(41)	243
Borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	118	(15)	103	284	(41)	243

Change in net interest income	$255	$44	$299	$79	$785	$864

(1)	Includes non-accrual loans and interest received on such loans, and loans held-for-sale.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston Stock and deposits with Cooperative Central Bank

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	The Company’s repurchases of its common stock during the three months ended September 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$—	—	32,400
August 1, 2016 to August 31, 2016	5,000	15.55	5,000	27,400
September 1, 2016 to September 30, 2016	12,700	15.20	12,700	14,700

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: November 10, 2016	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: November 10, 2016	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer