Form 10-K
period 2016-12-31
Melrose Bancorp, Inc.
filed 2017-03-21
CIK 1600890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2016.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016 ($15.52), was approximately $31.9 million.

As of March 21, 2017, there were 2,602,079 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Part III of this 10-K are referenced to the 2016 proxy statement.

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

General

Melrose Bancorp, Inc.

Melrose Bancorp, Inc. (“Melrose Bancorp” or the “Company”) was incorporated in the State of Maryland in February 2014 for the purpose of becoming the bank holding company for Melrose Cooperative Bank (the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in October 2014 at which time Melrose Bancorp became the registered bank holding company of the Bank. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”. To date, other than holding all of the Bank’s issued and outstanding stock and making a loan to the Bank’s employee stock ownership plan, the Company is not engaged in any material business.

At December 31, 2016, Melrose Bancorp had consolidated assets of $268.6 million, liabilities of $225.3 million and stockholders’ equity of $43.3 million.

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

We provide financial services to individuals, families and businesses through our full-service banking office in Melrose, Massachusetts. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and home equity loans and lines of credit. To a much lesser extent, we also originate commercial real estate, construction and consumer loans. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, money market accounts and demand and NOW accounts. We also offer online and mobile banking services. At December 31, 2016, the Bank had total assets of $263.9 million, total deposits of $216.6 million and total equity of $34.4 million.

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of less than 15 years. Consistent with prudent interest rate risk strategy and based upon the market and interest rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold our fixed-rate one- to four-family residential real estate loans with terms of 15 years or greater outside of our community reinvestment act (CRA) area on a servicing-released basis. During the years ended December 31, 2016 and 2015, we did not originate any loans for sale and sold no fixed-rate one- to four-family residential mortgage loans, including refinances. Consistent with our current interest rate risk strategy the bank started purchasing loans at the end of 2015. During the year ended December 31, 2016, the Bank purchased $31.4 million fixed-rate and adjustable-rate, one- to four-family residential real estate loans with terms of 15 and 30 years.

Reflecting our focus on our community, in connection with our mutual to stock conversion and stock offering which we consummated in October 2014, we established a charitable foundation called Melrose Cooperative Bank Foundation and funded it with $300,000 in cash and 106,170 shares of our common stock with an initial value of $1,061,700. The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

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

Based on the 2015 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in November 2016, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area had an unemployment rate of 2.5% compared to the national unemployment rate of 4.5% for December 2016.

Based on United States census from 2010 to 2015, the population of Middlesex County increased marginally from 1.50 million persons to 1.56 million persons. In 2015 the median household income for Middlesex County was $85,118 compared to median household income for Massachusetts of $68,563 and $55,775 for the United States.

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

We are a small community savings institution and as of June 30, 2016 (the latest date for which information is available), our market share was 0.39% of total Federal Deposit Insurance Corporation (FDIC)-insured deposits in Middlesex County, Massachusetts making us the 38th largest out of 56 financial institutions in Middlesex County.

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

During 2016, due to the highly competitive market conditions and the bank’s strategic plan to increase the residential loan portfolio, we started purchasing fixed and adjustable rate one- to four-family residential real estate loans with terms of 15 and 30 years from two well-established mortgage companies. Prior to purchase the Bank underwrites the loans to ensure credit quality consistent with the Bank’s lending policy, and reviews all closing documentation. Loans are purchased up to the Bank’s legal lending limit, for properties located in Massachusetts and generally within our primary lending market. During the year ended December 31, 2016, the Bank purchased 46 one- to four-family residential real estate loans for $31.4 million, including the premiums paid of $372,000.

Consistent with the current market conditions and the strategic plan the bank did not originate for sale or sell any loans during the year ended December 31, 2016. Historically, we originated for sale and sold the majority of the fixed-rate, one- to-four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no resource basis, while retaining shorter-term, fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$168,111	78.7%	$132,237	82.3%	$118,144	87.9%	$118,328	89.4%	$112,914	89.5%
Home equity loans and lines of credit	10,720	5.0	10,862	6.8	10,811	8.1	10,037	7.6	9,906	7.9
Commercial	23,011	10.7	13,251	8.2	2,462	1.8	2,052	1.5	1,918	1.6
Construction(1)	11,738	5.5	4,303	2.6	2,787	2.1	1,871	1.4	1,189	0.9
Consumer loans	71	0.1	121	0.1	146	0.1	121	0.1	192	0.1

Total loans	213,651	100.0%	160,774	100.0%	134,350	100.0%	132,409	100.0%	126,119	100.0%

Other Items:
Allowance for loan losses	(890)		(580)		(520)		(510)		(474)
Deferred loan costs, net	32		109		80		96		104
Unamortized premiums	372		—		—		—		—

Net loans	$213,165		$160,303		$133,910		$131,995		$125,749

(1)	Net of undisbursed proceeds on loans-in-process.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One- to Four- Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction Loans		Consumer Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$105	5.90%	$—	—%	$620	4.75%	$3,232	4.17%	$12	14.83%	$3,969	4.34%
2018	151	4.55	55	3.50	—	—	3,174	4.25	4	4.99	3,384	4.25
2019	352	3.26	83	3.50	—	—	—	—	11	4.99	446	3.35
2020 to 2021	1,406	3.36	426	3.50	56	4.13	—	—	—	—	1,888	3.41
2022 to 2026	13,614	3.21	2,338	3.99	15,757	4.16	3,871	3.93	44	5.62	35,624	3.77
2027 to 2031	28,274	3.07	1,935	3.95	24	5.00	—	—	—	—	30,233	3.13
2032 and beyond	124,209	3.37	5,883	3.03	6,554	4.26	1,461	3.97	—	—	138,107	3.41

Total	$168,111	3.31%	$10,720	3.43%	$23,011	4.21%	$11,738	4.09%	$71	7.02%	$213,651	3.46%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2016 that are due after December 31, 2017.

	Due After December 31, 2017
	Fixed Rate	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$75,868	$92,138	$168,006
Home equity loans and lines of credit	2,327	8,393	10,720
Commercial	4,618	17,773	22,391
Construction	2,898	5,608	8,506
Consumer loans	15	44	59

Total	$85,726	$123,956	$209,682

One- to Four-Family Residential Real Estate Lending. The focus of our lending is the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2016, $168.1 million, or 78.7%, of our total loan portfolio consisted of one- to four-family residential real estate loans. At that date, our average outstanding one- to four-family residential real estate loan balance was $247,000 and our largest outstanding residential loan had a principal balance of $2.2 million. At December 31, 2016, our 10 largest one- to four-family residential loans totaled $11.9 million. The majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four- family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the years ended December 31, 2016 and 2015, we originated $9.2 million and $10.5 million of jumbo loans, respectively.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. Prior to January 2014, we offered a 40-year adjustable rate loan product. At December 31, 2016, $92.1 million, or 54.9%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Historically, we sold the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. The majority of loans that we sold, are sold to the Massachusetts Housing Finance Agency and Northeast Home Loan with servicing released. Consistent with the current strategy, the Bank began purchasing one- to four- family residential loans from two well-established mortgage companies in our local market in the last quarter of 2015. During 2016, the Bank purchased $31.4 million in fixed and adjustable rate one- to four-family residential mortgage loans.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. During the year ended December 31, 2016, we originated 66 one-to-four family residential real estate loans totaling $34.6 million with adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2016, we had $10.7 million, or 5.0%, of our total loan portfolio, in home equity loans and lines of credit. Home equity lines of credit totaled $10.1 million at December 31, 2016. At that date we also had $11.8 million of unused commitments related to home equity lines of credit.

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

Commercial Real Estate Lending. Consistent with our strategy to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial real estate loans. We hired an experienced commercial lender during the first quarter of 2015, seeking to increase our originations of commercial real estate loans. At December 31, 2016, we had $22.7 million in commercial real estate loans, representing 10.6% of our total loan portfolio. In addition to commercial real estate loans, we offer commercial lines of credit that are secured by the real estate investment properties. At December 31, 2016, we had $316,000, or 0.2% of our total loan portfolio, in commercial lines of credit. At that date we also had $1.7 million of unused commitments related to commercial lines of credit. The majority of the commercial real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

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

Our regulatory limit on loans-to-one borrower was $5.0 million at December 31, 2016. We generally target commercial real estate loans with balances of up to the lesser of $4.0 million or our legal lending limit. At December 31, 2016, our average outstanding commercial real estate loan balance was $649,000 and our largest outstanding commercial real estate loan had a principal balance of $2.4 million. At December 31, 2016, our 10 largest loans totaled $14.1 million, all of which are commercial real estate loans.

Construction Loans. We also originate construction loans for one- to four-family residential real estate properties and commercial properties. At December 31, 2016, $11.7 million, or 5.5%, of our total loan portfolio, consisted of construction loans secured by one- to four-family residential real estate or commercial real estate.

Our construction loans are primarily secured by properties located within our primary market area. We generally do not originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential or commercial properties.

Construction loans for one- to four-family residential real estate properties are generally originated with adjustable rates and a maximum loan to value ratio of 80%. Construction loans for commercial real estate are originated with a maximum loan to value ratio of 75%. At December 31, 2016, our largest construction loan had a principal balance of $2.4 million and was secured by commercial real estate in our market area. This loan was performing in accordance with its repayment terms at December 31, 2016.

Construction loans are “interest-only” loans during the construction period which typically does not exceed 12 months and may convert to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended up to an additional 12 months. At December 31, 2016, the additional unadvanced portions of these construction loans totaled $3.9 million.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by passbook accounts. At December 31, 2016, our consumer loan portfolio totaled $71,000 or 0.1%, of our total loan portfolio.

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

In the low interest rate environment that has existed in recent years, we generally originated for sale and sold the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2016, we did not sell any one- to four-family residential real estate loans, and based on our current strategy we opted to hold for investment all long term fixed-rate loans we originated in 2016.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2016, the Bank purchased two participation loans totaling $3.1 million. At December 31, 2016, we had a total of five participation loans purchased, and our outstanding balance amounted to $4.2 million. We may participate out portions of a loan that exceed our loans-to-one borrower legal lending limit and for risk diversification.

At December 31, 2016, we had one commercial real estate loan participation in which we were the lead bank, with an outstanding balance of $2.9 million, of which we own $1.9 million and sold the remaining $1.0 million. In line with the Bank’s current strategy we also started purchasing whole one- to four- family residential loans during the fourth quarter of 2015. During 2016, the Bank purchased $31.4 million in one- to four-family residential real estate loans.

The following table shows our loan originations and principal repayment activities during the years indicated. During 2016 and 2015, the bank did not originate for sale or sell any loans. During 2014, 2013, 2012 we originated for sale and sold $1.8 million, $5.2 million, and $4.3 million, respectively, of loans held-for-sale. These loans are not included in the table.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Total loans at beginning of period	$160,774	$134,350	$132,409	$126,119	$114,979

Loans originated:
Real estate loans:
One-to four-family residential	30,877	30,809	19,847	23,616	33,084
Home equity loans and lines of credit	1,598	1,853	662	392	681
Commercial	11,811	9,625	—	—	—
Commercial lines of credit	—	50	—	—	—
Construction	6,752	3,015	2,040	1,308	1,390
Consumer loans	19	37	122	17	108

Total loans originated	51,057	45,389	22,671	25,333	35,263

Other:
Loans purchased:
One-to four-family residential	31,400	2,835	—	—	—
Commercial	3,100	—	—	—	—
Principal repayments	(39,859)	(29,863)	(30,195)	(26,932)	(31,369)
Advances on construction and home equity lines of credit	7,179	8,063	9,465	7,889	7,246

Net loan activity	52,877	26,424	1,941	6,290	11,140

Total loans at end of period	$213,651	$160,774	$134,350	$132,409	$126,119

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 15% of our capital, in accordance with the FDIC regulations, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2016, our regulatory limit on loans-to-one borrower was $5.0 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At December 31, 2016, our internal limit was $4.0 million. At December 31, 2016, our largest lending relationship consisted of three loans totaling $3.5 million secured by commercial real estate in our market area. This loan relationship was performing in accordance with its original repayment terms at December 31, 2016. Our second largest relationship at this date was four loans totaling $3.5 million secured by commercial real estate in our market area that was performing in accordance with its terms.

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

Our President and our Vice President – Lending each have individual approval authority of up to the Federal Housing Finance Authority (“FHFA”) conforming guidelines for one- to four-family residential real estate loans. One- to four-family residential real estate loans above the current FHFA limit, up to $1.0 million, require the approval of at least two authorized employees or Security Committee members. All loans or relationships that are greater than $1.0 million require the approval of the full board of directors. All commercial real estate loans regardless of amount require the approval of the Security Committee. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authority for other designated individual employees or employees acting together.

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

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Real estate loans:
One-to four-family residential	3	$527	—	$—	3	$527
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	3	$527	—	$—	3	$527

At December 31, 2015
Real estate loans:
One-to four-family residential	3	$600	1	$68	4	$668
Home equity loans and lines of credit	—	—	1	197	1	197
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	3	$600	2	$265	5	$865

At December 31, 2014
Real estate loans:
One-to four-family residential	6	$939	1	$113	7	$1,052
Home equity loans and lines of credit	1	198	1	4	2	202
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	1	1	—	—	1	1

Total	8	$1,138	2	$117	10	$1,255

At December 31, 2013
Real estate loans:
One-to four-family residential	12	$1,384	1	$102	13	$1,486
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	12	$1,384	1	$102	13	$1,486

At December 31, 2012
Real estate loans:
One-to four-family residential	6	$1,086	1	$50	7	$1,136
Home equity loans and lines of credit	1	75	—	—	1	75
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	7	$1,161	1	$50	8	$1,211

At December 31, 2011
Real estate loans:
One-to four-family residential	8	$1,020	—	$—	8	$1,020
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	2	3	—	—	2	3

Total	10	$1,023	—	$—	10	$1,023

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$9	$68	$421	$336	$383
Home equity loans and lines of credit	—	197	202	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total non-accrual loans	9	265	623	336	383

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	9	265	623	336	383

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	—	—	—	205
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total real estate owned and foreclosed assets	—	—	—	—	205

Total non-performing assets	9	265	623	336	588

Performing troubled debt restructurings	—	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$9	$265	$623	$336	$588

Ratios:
Non-performing loans as a percentage of total loans	0.00%	0.16%	0.46%	0.25%	0.30%
Non-performing assets as a percentage of total assets	0.00%	0.11%	0.29%	0.17%	0.32%

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $80, and there was no interest income recognized on such loans for the year ended December 31, 2016.

Non-Performing Loans. At December 31, 2016, we had one loan secured by one- to four-family residential real estate totaling $9,000 that was on non-accrual status.

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

Troubled Debt Restructurings. Loans are classified as troubled debt restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans would generally be one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We had no troubled debt restructurings at or during the years ended December 31, 2016 and 2015.

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions, federal and Massachusetts banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve or charge-off is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

The following table sets forth our amounts of classified assets and assets designated as special mention at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Classified Assets:
Substandard (1)	$287	$563	$596	$324	$—
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	$287	$563	$596	$324	$—

Special Mention	$—	$—	$—	$—	$—

(1)	As of December 31, 2016 the one non-accrual loan totaling $9,000 was not classified because management expects full payment of principal and interest. As of December 31, 2015 and 2014 all non-accrual loans were classified. As of December 31, 2013, one non-accrual loan totaling $12,000 was not classified because management expected full payment of principal and interest.

Other Loans of Concern. There were no other loans at December 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We did not make any changes to our policies or methodology pertaining to the general component of our allowance for loan losses during 2016. We will continue to monitor all items involved in the allowance calculation closely.

We recorded provisions for loan losses of $310,000 and $60,000 for the years ended December 31, 2016 and 2015, respectively. The allowance for loan losses was $890,000, or 0.4% of total loans, at December 31, 2016, compared to $580,000, or 0.4% of total loans, at December 31, 2015. At these dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio.

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

Consistent with our business strategy, we have increased our originations of commercial real estate loans. These types of loans generally bear higher risk than our one- to four-family residential real estate loans. Accordingly, we would expect to increase our allowance for loans losses in the future as the balance of these types of loans increase in our portfolio.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended
	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$580	$520	$510	$474	$439

Charge offs:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	(1)	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	(1)	(1)

Total charge-offs	—	—	—	(2)	(1)

Recoveries:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	1	—

Total recoveries	—	—	—	1	—

Net (charge-offs) recoveries	—	—	—	(1)	(1)

Provision for loan losses	310	60	10	37	36

Balance at end of period	$890	$580	$520	$510	$474

Ratios:
Net (charge-offs) recoveries as a percentage of average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of non-performing loans at period end	9,888.89%	218.87%	83.47%	151.79%	123.76%
Allowance for loan losses as a percentage of total loans receivable at period end (1)	0.42%	0.36%	0.39%	0.39%	0.38%

(1)	Total loans does not include net deferred loan costs.

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

	At December 31,
	2016		2015		2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocated allowance:
Real estate loans:
One- to four-family residential	$418	78.7%	$331	82.3%	$414	87.9%	$414	89.4%	$392	89.5%
Home equity loans and lines of credit	49	5.0	49	6.8	58	8.1	55	7.6	53	7.9
Commercial	276	10.7	150	8.2	25	1.8	20	1.5	19	1.5
Construction	117	5.5	40	2.6	21	2.1	14	1.4	9	0.9
Consumer loans	1	0.1	1	0.1	1	0.1	1	0.1	1	0.2

Total allocated allowance	861	100.0%	571	100.0%	519	100.0%	504	100.0%	474	100.0%

Unallocated allowance	29		9		1		6		—

Total	$890		$580		$520		$510		$474

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

At December 31, 2016, our investment portfolio consisted primarily of corporate debt securities, U.S. government and federal agency obligations, preferred stock, mortgage-backed securities, municipal obligations and marketable equity securities.

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

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are currently classified as available-for-sale. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2016, we had $8.0 million of securities which were subject to redemption by the issuer prior to their stated maturity.

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

During 2016, there were no securities declared other-than-temporarily impaired. During 2015, there were five securities that were declared other-than-temporarily impaired, and a total loss of $461,000 was realized.

At December 31, 2016, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

In 2016, the Bank changed its investment strategy in regard to marketable equity securities based on the January 2016, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to include a requirement that equity investments (expect those accounted for under the equity method of accounting or those that result in consolidation of investee) be measured at fair value with change in fair value recognized in net income effective for fiscal years beginning after December 15, 2018. In January 2016, at the time the ASU was issued, the Bank had two equity investments with Vanguard, with a fair-value of $4.9 million, and unrealized holding gains of $2.1 million. At this time, based on the current gain position, the Bank decided to sell off all shares of the Vanguard equity investments evenly over a three year period, prior to the effective date of ASU 2016-01. During the year ended December 31, 2016, 23,690 shares of Vanguard stock were sold, proceeds from the sale were $1.9 million, and realized gains on the sale were $940,000.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2016, we had $5.9 million in bank-owned life insurance.

Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. At the dates presented, all investment securities were classified as available-for-sale.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$5,819	$5,688	$8,851	$8,770	$4,007	$3,990
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2,656	2,408	2,398	544	540
Corporate bonds and notes	12,537	12,493	13,540	13,508	15,238	15,241
Preferred stock	3,000	2,938	3,000	3,029	3,000	2,904
Mortgage-backed securities	1,498	1,432	2,232	2,166	2,138	2,115

Total debt securities	25,549	25,207	30,031	29,871	24,927	24,790

Marketable equity securities:
Mutual funds:
GNMA funds	—	—	4,145	4,123	4,293	4,094
Corporate bonds	—	—	3,103	3,103	3,187	3,077
Global funds	—	—	—	—	932	854
Short-term bonds	3,517	3,520	3,453	3,457	3,463	3,429
Stock market index funds	1,555	3,104	2,482	4,589	2,905	5,531

Total marketable equity securities	5,072	6,624	13,183	15,272	14,780	16,985

Total securities available-for-sale	$30,621	$31,831	$43,214	$45,143	$39,707	$41,775

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio, excluding our marketable equity securities and preferred stock without maturities, at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$500	0.75%	$2,500	1.25%	$—	—%	$1,256	2.33%	$4,256	2.16%
Debt securities issued by states of the United States and political subdivisions of the states	—	—	269	4.00	1,471	3.31	955	2.79	2,695	3.19
Corporate bonds and notes	2,669	2.51	9,373	1.74	495	1.38	—	—	12,537	1.89
Preferred stock with maturities	—	—	1,000	3.50	—	—	1,000	4.88	2,000	4.19
Mortgage-backed securities	—	—	—	—	379	7.25	1,119	3.32	1,498	4.31
Asset-backed securities	—	—	—	—	328	3.64	1,235	4.19	1,563	3.70

Total (1)	$3,169	2.23%	$13,142	1.83%	$2,673	3.55%	$5,565	3.36%	$24,549	2.42%

(1)	Not included in the above table is a preferred stock classified as a debt security that has no stated maturity, an amortized cost of $1.0 million, a fair value of $931,000 and a yield of 5.20%.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings, but during 2016 the bank borrowed $10 million from the FHLB. The borrowings consisted of two fixed rate advances of $5.0 million at interest rates of 1.42% and 1.48%. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, money market accounts, savings accounts, NOW accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. Historically we have not utilized, and currently do not hold, any brokered deposits. At December 31, 2016, our core deposits, which are deposits other than certificates of deposit, were $101.2 million, representing 47.1% of total deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

				For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Demand deposits	$16,280	7.9%	—%	$13,604	7.9%	—%	$14,197	8.1%	—%
Savings accounts	32,750	16.0	0.21	31,574	18.4	0.20	31,991	18.3	0.20
Certificates of deposit	106,624	51.9	1.31	77,231	45.1	1.38	74,545	42.7	1.39
Money market accounts	35,731	17.4	0.37	35,072	20.5	0.37	41,250	23.7	0.37
NOW	13,960	6.8	0.10	13,960	8.1	0.10	12,528	7.2	0.09

Total	$205,345	100.0%	0.86%	$171,441	100.0%	0.81%	$174,511	100.0%	0.79%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(In thousands)
Interest Rate:
Less than 1.00%	$12,719	$18,421	$25,493
1.00% to 1.99%	97,831	66,077	36,906
2.00% to 2.99%	3,026	2,838	8,847
3.00% and greater	30	—	—

Total	$113,606	$87,336	$71,246

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2016.

	At December 31, 2016
	Period to Maturity
	Less than or equal to One Year	More than One to Two Years	More than Two to Three Years	More than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate:
Less than 1.00%	$12,509	$210	$—	$—	$12,719	11.2%
1.00% to 1.99%	49,790	43,339	1,825	2,877	97,831	86.1
2.00% to 2.99%	1,194	1,832	—		3,026	2.7
3.00% and greater	30	—	—	—	30	0.0

Total	$63,523	$45,381	$1,825	$2,877	$113,606	100.0%

As of December 31, 2016, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $69.9 million. The following table sets forth the maturity of these certificates as of December 31, 2016.

	At December 31, 2016	At December 31, 2015	At December 31, 2014
	(In thousands)	(In thousands)	(In thousands)
Three months or less	$7,253	$3,371	2,178
Over three months through six months	13,307	2,671	14,385
Over six months through one year	19,328	23,988	2,939
Over one year to three years	29,185	17,739	2881.14077
Over three years	810	648	20204.80763

Total	$69,883	$48,417	32,099

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. The remaining maximum borrowing capacity with the FHLB at December 31, 2016 was approximately $102.5 million subject to the purchase of additional FHLB stock. The company had borrowings of $10.0 million at December 31, 2016 and no borrowings at December 31, 2015. Additionally, at December 31, 2016, we had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank.

Subsidiary and Other Activities

Melrose Bancorp, Inc. has one subsidiary, Melrose Cooperative Bank.

Melrose Cooperative Bank has one subsidiary, MCBSC, Inc., a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on MCBSC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Melrose Cooperative Bank. At December 31, 2016, MCBSC, Inc. had total assets of $21.9 million, almost all of which were in securities.

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

Personnel

As of December 31, 2016, we had 27 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Loans to One Borrower Limitations. In accordance with FDIC regulation the total obligations to one borrower may not exceed 15% of the total of the bank’s capital.

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2016, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The regulations implemented changes to what constitutes regulatory capital. Certain instruments will no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The regulations, effective January 1, 2015, also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 100%.

At December 31, 2016, Melrose Cooperative Bank’s capital exceeded all regulatory requirements.

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

Generally, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the institution’s assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2016, Melrose Cooperative Bank met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 56 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Melrose Cooperative Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Melrose Cooperative Bank was in compliance with this requirement.

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

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 1B.	Unresolved Staff Comments

The presentation of Unresolved Staff Comments is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 2.	Properties

As of December 31, 2016, the net book value of our properties was $1.1 million. The following table sets forth information regarding our offices:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1934	$656

638 Main Street Melrose, Massachusetts 02176

Other Properties:	Owned	1999	$400

630 Main Street Melrose, Massachusetts 02176

ITEM 3.	Legal Proceedings

At December 31, 2016, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “MELR.” The approximate number of holders of record of Melrose Bancorp common stock as of December 31, 2016 was 252. Certain shares of Melrose Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents the high and low intra-day sales prices for our common stock for the periods indicated.

	2016
Sales Price Per Share	High	Low
Fourth quarter	$18.00	$14.90
Third quarter	$15.63	$14.70
Second quarter	$15.85	$14.60
First quarter	$15.36	$14.86

	2015
Sales Price Per Share	High	Low
Fourth quarter	$15.69	$13.95
Third quarter	$14.83	$13.75
Second quarter	$14.99	$13.55
First quarter	$13.99	$13.00

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

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Athorized for Issuance Under Equity Compensation Plans

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Oustanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	Melrose Bancorp, Inc 2015 Equity Incentive Plan	268,500	$15.13	127,640
Equity compensation plans not approved by stockholders	None	—	—	—
Total		268,500	$15.13	127,640

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	1,000	$15.21	1,000	13,700
November 1, 2016 to November 30, 2016	2,500	15.55	2,500	11,200
December 1, 2016 to December 31, 2016	—	—	—	11,200

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.56%	0.28%	-0.08%	0.37%	0.66%
Return on average equity	3.23%	1.06%	-0.52%	3.61%	6.23%
Average equity to average assets	17.44%	26.54%	15.85%	10.37%	10.66%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Melrose Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2016 and December 31, 2015 and our results of operations for the years ended December 31, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, and to a much lesser extent, commercial real estate loans, construction loans and consumer loans.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans, gains net of writedowns of securities, and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salary and employee benefits, occupancy and equipment, data processing, advertising, professional fees, federal deposit insurance assessments, and other expense, consisting primarily of other general and administrative expenses.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. For all debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total assets increased $37.9 million, or 16.4%, to $268.6 million at December 31, 2016 from $230.7 million at December 2015. The increase was primarily the result of increases in net loans, partly offset by a decrease in cash and cash equivalents and available-for-sale securities.

Cash and cash equivalents decreased $3.1 million, or 18.3%, to $13.8 million at December 31, 2016 from $16.9 million at December 31, 2015. Federal funds sold decreased $3.3 million, or 100%, to $0 at December 31, 2016 from $3.3 million at December 31, 2015. Cash and due from banks decreased $219,000, or 1.8%, to $11.7 million at December 31, 2016 from $11.9 million at December 31, 2015. These decreases were partially offset by an increase in money market funds of $472,000, or 29.4%, to $2.1 million at December 31, 2016 from $1.6 million at December 31, 2015. These decreases resulted primarily from the cash being used to fund loan originations.

Securities available-for-sale decreased $13.3 million, or 29.5%, to $31.8 million at December 31, 2016 from $45.1 million at December 31, 2015. The decrease during 2016 was a result of the sales, maturities and calls of available-for-sale securities. The proceeds from the sales, maturities, and calls were used to fund new loan originations.

Federal Home Loan Bank (FHLB) stock increased $527,000, or 120.6%, to $964,000 at December 31, 2016 from $437,000 at December 31, 2015. The increase in FHLB stock was the result of an increase in FHLB borrowings to $10 million at December 31, 2016, from $0 at December 31, 2015. The bank borrowed from the FHLB to fund new loan originations.

Net loans increased $52.8 million, or 33.0%, to $213.1 million at December 13, 2016 from $160.3 million at December 31, 2015. The increase in net loans in 2016 was due primarily to an increase of $35.9 million, or 27.1%, in one-to-four family residential loans, an increase of $9.8 million, or 73.7%, in commercial real estate loans, as well as an increase of $7.4 million, or 172.8%, in residential and commercial construction loans during the year. The increase in one- to four- family residential real estate loans includes loan purchases of $31.3 million for the year ended December 31, 2016.

At December 31, 2016 our investment in bank-owned life insurance was $5.9 million, an increase of $644,000, or 12.3%, from $5.2 million at December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $30.3 million, or 16.4%, to $214.8 million at December 31, 2016 from $184.5 million at December 31, 2015. The increase in deposits in 2016 was due to an increase of $26.3 million, or 30.1%, in certificates of deposits, an increase of $3.3 million, or 9.6%, in money market accounts, and an increase of $4.2 million, or 31.2%, in demand deposit accounts; offset of by a decrease of $3.8 million, or 22.6%, in NOW accounts.

Total borrowings increased $10.0 million, to $10.0 million at December 31, 2016 from $0 at December 31, 2015. The $10.0 million in borrowings consisted of two fixed interest rate advances from the Federal Home Loan Bank, both with a term of three years. The funds from the borrowings were used to fund new loan originations. The remaining borrowing capacity with the Federal Home Loan Bank was approximately $102.5 million.

Total stockholders’ equity decreased $2.2 million, or 4.8%, to $43.3 million at December 31, 2016 from $45.5 million at December 31, 2015. The decrease in stockholders’ equity in 2016 was primarily due to stock repurchases totaling $3.5 million offset by earnings of $1.4 million for the year.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

General. Net income increased $764,000, or 116.1%, to $1.4 million for the year ended December 31, 2016 from $658,000 for the year ended December 31, 2015. Net income increased primarily due to an increase of $1.5 million, or 25.4%, in interest and dividend income, and an increase in noninterest income of $993,000, partially offset by an increase in interest expense of $364,000, or 28.5%, an increase in noninterest expense of $647,000, and an increase in income tax expense of $467,000.

Interest and Dividend Income. Total interest and dividend income increased $1.5 million, or 25.4%, to $7.4 million for the year ended December 31, 2016 from $5.9 million for the year ended December 31, 2015 due to an increase in interest and fees on loans, which increased to $6.6 million for the year ended December 31, 2016 from $5.0 million for the year ended December 31, 2015. The increase of $1.6 million in interest and fees on loans was the result of an increase in net loans of $52.8 million to $213.2 million at December 31, 2016 from $160.3 million at December 31, 2015. The increase is due primarily to new originations and purchases of one-to-four family residential real estate loans and commercial real estate loans as well as increases in the balances of construction loans.

Interest and dividends on securities decreased $78,000, or 9.0%, to $799,000 for 2016 from $877,000 for 2015 resulting from a decrease in the average balance of securities of $7.7 million, or 17.3%. Despite the decrease in average balance, there was an increase of twenty basis points in the average yield on securities to 2.16% for 2016 from 1.96% for 2015.

Other interest income increased $20,000 for the year ended December 31, 2016 due to an interest rate increase of twenty five basis points at one of our correspondent banks, which resulted in an increase of eleven basis points to the average yield on other interest-earning assets from increased interest rates on correspondent bank accounts.

Interest Expense. Interest expense increased $364,000, or 28.5%, to $1.6 million for 2016 from $1.3 million for 2015. The increase was due to an increase in the average balance of interest-bearing deposits of $31.2 million, or 19.8%, to $189.0 million for the year ended 2016 from $157.8 million for 2015. This increase was also due to an increase of six basis points to 0.86% for 2016 from 0.80% for 2015 in the average rate paid on deposits.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 24.5%, to $5.8 million for the year ended December 31, 2016 from $4.6 million for the year ended December 31, 2015 primarily due to an increase in average interest earning assets of $33.4 million, or 15.8%, to $244.1 million at December 31, 2016 from $210.7 million at December 31, 2015, and an increase in the average yield on those assets of twenty-three basis points to 3.03% for 2016 from 2.80% for 2015. This was partially offset by an increase of $364,000, or 28.5%, in interest on interest-bearing liabilities to $1.6 million for the year ended December 31, 2016 from $1.3 million for the year ended December 31, 2015.

Provision for loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for loan Losses,” we recorded a provision for loan losses of $310,000 for the year ended December 31, 2016, an increase of $250,000, or 416.6%, from the provision of $60,000 for the year ended December 31, 2015.

The provision for loan losses for the year ended December 31, 2016 reflected no charge-offs for 2016 and 2015. The allowance for loan losses was $890,000, or 0.42%, of total loans at December 31, 2016, compared to $580,000, or 0.36%, of total loans at December 31, 2015. Total nonperforming loans were $9,000 at December 31, 2016 compared to $265,000 at December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 9,888.89% at December 31, 2016 compared to 218.87% at December 31, 2015. All nonperforming loans as of December 31, 2016 were deemed to be collectible in full.

Noninterest Income. Noninterest income increased $993,000, or 410.3%, to $1.2 million for the year ended December 31, 2016 from $242,000 for the year ended December 31, 2015 due primarily to the partial sales of Vanguard mutual funds throughout the year. The Bank owns shares in two mutual funds with Vanguard with a fair value of $3.1 million and an unrealized gain of $1.6 million at December 31, 2016, and during 2016 recognized gains of $941,000 on sales of these mutual funds. Based on the current market conditions, the Bank plans to sell the two mutual funds over a three year period and use the proceeds to fund new loan originations.

There were no securities deemed other-than-temporarily impaired during 2016. During 2015, there were five securities that were declared other-than-temporarily impaired and a total loss of $461,000 was realized. There were four securities sold in 2015 with a total gain of $409,000. The net loss was $52,000 for the year ending December 31, 2015.

Total fees and service charges decreased $15,000 to $76,000 for 2016 from $91,000 for 2015, primarily due to decreased overdraft fees, service charges on deposit accounts and ATM surcharges, partially offset by increased penalties for early withdrawals on time deposits.

Noninterest Expense. Noninterest expense increased $647,000, or 16.9%, to $4.5 million for the year ended December 31, 2016 from $3.8 million for the year ended December 31, 2015. Noninterest expense increased primarily due to an increase in salaries and employee benefits of $361,000, or 15.0%, to $2.8 million for the year ended December 31, 2016 from $2.4 million for 2015 resulting from normal salary increases, increases in payroll taxes and the stock based compensation expense of $191,000 in 2016 for stock options and restricted stock awards granted in May 2016. In addition, other professional services increased $151,000, or 85.4%, to $328,000 in 2016 from $177,000 in 2015, as a result of fees related to the stock options and restricted stock awards granted in May 2016. Audits and examinations expense increased $82,000, or 63.1%, to $212,000 in 2016 from $130,000 in 2015, a result of entering into contracts for an enhanced information technology audit and a new commercial loan review audit. Data processing increased $51,000, or 15.9%, to $370,000 in 2016 from $319,000 in 2015.

Income Tax Expense. Income tax expense increased $467,000, or 142.0%, to $796,000 for 2016 from $329,000 for 2015. The tax expense increase was due to the increase in income before taxes of $1.2 million, or 124.7%, to $2.2 million for 2016 from $987,000 for 2015. Income tax expense also increased because our effective tax rate was 35.9% for 2016 compared to an effective tax rate of 33.3% for 2015.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$186,169	$6,551	3.52%	$142,717	$4,994	3.50%	$132,127	$4,631	3.50%
Securities (1)	36,976	799	2.16%	44,714	877	1.96%	39,904	748	1.87
Other interest-earning assets	20,905	55	0.26%	23,236	35	0.15%	20,275	25	0.12

Total interest-earning assets	244,050	7,405	3.03%	210,667	5,906	2.80%	192,306	5,404	2.81%

Non-interest earning assets	8,270			23,755			15,988

Total assets	$252,320			$234,422			$208,294

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,750	$70	0.21%	$31,574	$65	0.21%	$31,991	$66	0.21
Certificates of deposit	106,624	1,402	1.31%	77,231	1,067	1.38%	74,545	1,034	1.39
Money market accounts	35,731	132	0.37%	35,072	130	0.37%	41,250	154	0.37
NOW accounts	13,960	14	0.10%	13,960	14	0.10%	12,528	12	0.09

Total interest-bearing deposits	189,065	1,618	0.86%	157,837	1,276	0.80%	160,314	1,266	0.79
Borrowings	2,363	22	0.93%	—	—		—	—	—

Total interest-bearing liabilities	191,428	1,640	0.86%	157,837	1,276	0.80%	160,314	1,266	0.79

Demand deposit accounts	16,280			13,604			14,197
Other noninterest-bearing liabilities	596			756			23,475

Total liabilites	208,304			172,197			197,986
Stockholders’ equity	44,016			62,225			10,308

Total liabilities and stockholders’ equity	$252,320			$234,422			$208,294

Net interest income		$5,765			$4,630			$4,138

Net interest rate spread (2)			2.17%			2.00%			2.02%
Net interest-earning assets (3)	$52,622			$52,830			$31,992

Net interest margin (4)			2.36%			2.19%			2.15%
Average of interest-earning assets to interest-bearing liabilities	127.49%			133.47%			119.96%

(1)	Includes Federal Home Loan Bank stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2016 compared to Year Ended December 31, 2015			Year Ended December 31, 2015 compared to Year Ended December 31, 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Loans (1)	$1,474	$83	$1,557	$363	$—	$363
Securities (2)	(190)	112	(78)	92	37	129
Other interest-earning assets (3)	(3)	23	20	4	6	10

Total interest-earning assets	1,281	$218	$1,499	459	43	502

Interest-bearing liabilities
Deposits:
Savings accounts	5	—	5	(1)	—	(1)
Certificates of deposit	386	(51)	335	41	(8)	33
Money market accounts	2	—	2	(24)	—	(24)
NOW accounts	—	—	—	1	1	2

Total interest-bearing deposits	393	(51)	342	17	(7)	10
Borrowings	22	—	22	—	—	—

Total interest-bearing liabilities	415	(51)	364	17	(7)	10

Change in net interest income	$866	$269	$1,135	$442	$50	$492

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank stock, deposits with Cooperative Central Bank, and available-for-sale securities.

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

The table below sets forth, as of December 31, 2016, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Melrose Cooperative Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Change (1)
+ 300	$48,438	$(22,137)	(31.4%)	18.0%	(5.9%)
+ 200	55,910	(14,665)	(20.8%)	20.1%	(3.8%)
+ 100	63,212	(7,363)	(10.4%)	22.1%	(1.8%)
0	70,575	—	—	23.9%	—
- 100	75,474	4,899	6.9%	25.1%	1.2%

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures Melrose Cooperative Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at December 31, 2016, in the event of a 100 basis point decrease in interest rates, we would experience a 6.9% increase in economic value of equity. In the event of a 300 basis point increase in interest rates, we would experience a 31.4% decrease in economic value of equity.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $13.8 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016.

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

Net cash provided by operating activities, which consists primarily of net income of $1.4 million, was $909,000 for the year ended December 31, 2016.

Net cash used in investing activities, which consists primarily of disbursements for purchases of available-for-sale securities and net loan originations, purchases and principal collections, offset by proceeds from sales, maturities and calls of available-for-sale securities, was $40.7 million for the year ended December 31, 2016.

Financing activities consist of activity in deposit accounts, borrowings and repurchases of stock. We experienced a net increase in deposits of $30.2 million during the year ended December 31, 2016 and an increase in deposits of $17.5 million during the year ended December 31, 2015. The 2016 increase was due primarily to an increase of $26.3 million or 30.1%, in time deposit accounts. Deposit flows were also affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

At December 31, 2016, we had $3.4 million in commitments to originate loans. In addition to commitments to originate loans, we had $13.7 million in unused lines of credit to borrowers at this date. Certificates of deposit due within one year of December 31, 2016 totaled $63.5 million, or 29.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, that based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2016.

We are permitted to borrow funds from the Federal Home Loan Bank of Boston and the Co-Operative Central Bank, and at December 31, 2016, the remaining borrowing capacity was approximately $102.5 million from the Federal Home Loan Bank of Boston and $5.0 million from the Co-Operative Central Bank. During 2016 the Bank borrowed a total of $10 million from the Federal Home Loan Bank of Boston, consisting of two three year fixed rate borrowings of $5.0 million each at an interest rate of 1.42% and 1.48%. The interest expense for 2016 associated with the two borrowings was $22,000. The funds were used to fund the increase in new loan originations. A subsequent borrowing was made in January 2017, for an additional $3 million at a rate of 1.89%.

Melrose Cooperative Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Melrose Cooperative Bank exceeded all regulatory capital requirements. Melrose Cooperative Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Regulations – Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.

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

The consolidated audited financial statements for Melrose Bancorp are a part of this Annual Report on Form 10-K and may be found beginning on page 47.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A	Controls and Procedures

(a)    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15I promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 15.	Form 10-K Summary

Not Applicable.

PART IV

ITEM 16.	Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets at December 31, 2016 and 2015;

(C)	Consolidated Statements of Income for the years ended December 31, 2016 and 2015;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)    Exhibits

3.1	Articles of Incorporation of Melrose Bancorp*

3.2	Bylaws of Melrose Bancorp*

4	Form of Common Stock Certificate of Melrose Bancorp*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato *

10.3	Form of Change in Control Agreement with James Oosterman *

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

10.8	Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

21	Subsidiaries

23	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements for the year ended December 31, 2016 and 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.
**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

MELROSE BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Melrose Bancorp, Inc.

Melrose, Massachusetts

We have audited the accompanying consolidated balance sheets of Melrose Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melrose Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ BAKER NEWMAN & NOYES LLC

Peabody, Massachusetts

March 21, 2017

Part I. – Financial Information

Item 1.	Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$11,715	$11,934
Money market funds	2,077	1,605
Federal funds sold	—	3,315

Cash and cash equivalents	13,792	16,854
Investments in available-for-sale securities (at fair value)	31,831	45,143
Federal Home Loan Bank stock, at cost	964	437
Loans, net of allowance for loan losses of $890 at December 31, 2016 and $580 at December 31, 2015	213,165	160,303
Premises and equipment, net	1,248	1,226
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	5,874	5,230
Accrued interest receivable	572	440
Deferred tax asset, net	120	—
Other assets	199	195

Total assets	$268,646	$230,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$17,586	$13,400
Interest-bearing	197,180	171,127

Total deposits	214,766	184,527
Deferred tax liability, net	—	78
Federal Home Loan Bank advances	10,000	—
Other liabilities	576	559

Total liabilities	225,342	185,164

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,602,079 shares at December 31, 2016 and 2,787,579 shares at December 31, 2015	26	28
Additional paid-in-capital	23,292	25,994
Retained earnings	21,912	20,490
Unearned compensation - ESOP (203,728 shares unallocated at December 31, 2016 and 211,274 at December 31, 2015)	(2,037)	(2,113)
Unearned compensation - restricted stock (44,300 shares non-vested at December 31, 2016)	(585)	—
Accumulated other comprehensive income	696	1,146

Total stockholders’ equity	43,304	45,545

Total liabilities and stockholders’ equity	$268,646	$230,709

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Years Ended December 31,
	2016	2015
Interest and dividend income:
Interest and fees on loans	$6,551	$4,994
Interest and dividends on securities:
Taxable	740	846
Tax-exempt	59	31
Other interest	55	35

Total interest and dividend income	7,405	5,906

Interest expense:
Interest on deposits	1,618	1,276
Interest on Federal Home Loan Bank advances	22	—

Total interest expense	1,640	1,276

Net interest and dividend income	5,765	4,630
Provision for loan losses	310	60

Net interest and dividend income after provision for loan losses	5,455	4,570

Noninterest income:
Fees and service charges	76	91
Gain on sales of securities, net	1,004	409
Writedown of securites	—	(461)
Income on bank-owned life insurance	141	140
Other income	14	63

Total noninterest income	1,235	242

Noninterest expense:
Salaries and employee benefits	2,772	2,411
Occupancy expense	300	311
Equipment expense	37	49
Data processing expense	370	319
Advertising expense	146	143
Printing and supplies	39	53
FDIC assessment	116	111
Audits and examinations	212	130
Other professional services	328	177
Other expense	152	121

Total noninterest expense	4,472	3,825

Income before income tax expense	2,218	987
Income tax expense	796	329

Net income	$1,422	$658

Weighted average common shares oustanding:
Basic	2,426,687	2,607,027
Diluted	2,427,498	2,607,027
Earnings per share:
Basic	$0.59	$0.25

Diluted	$0.59	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2016	2015
Net income	$1,422	$658

Other comprehensive loss, net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	285	(190)
Reclassification adjustment for net realized (gain) loss in net income	(1,004)	52

Other comprehensive loss before income tax effect	(719)	(138)
Income tax benefit	269	68

Other comprehensive loss, net of tax	(450)	(70)

Comprehensive income	$972	$588

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(Dollars In Thousands)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total
Balance, December 31, 2014	2,829,579	$28	$26,575	$19,832	$(2,188)	$—	$1,216	$45,463
Net income	—	—	—	658	—	—	—	658
Other comprehensive loss, net of tax	—	—	—	—	—	—	(70)	(70)
Buyback of common stock	(42,000)	—	(613)	—	—	—	—	(613)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	32	—	75	—	—	107

Balance, December 31, 2015	2,787,579	28	25,994	20,490	(2,113)	—	1,146	45,545
Net income	—	—	—	1,422	—	—	—	1,422
Other comprehensive loss, net of tax	—	—	—	—	—	—	(450)	(450)
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	85	—	85
Stock option expense	—	—	106	—	—	—		106
Buyback of common stock	(229,800)	(2)	(3,518)	—	—	—	—	(3,520)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	40	—	76	—	—	116

Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,422	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	37	42
Gain on sales of available-for-sale securities, net	(1,004)	(409)
Writedown of available-for-sale securities	—	461
Provision for loan losses	310	60
Change in net deferred loan costs	77	(29)
Change in unamortized premiums	(372)	—
Depreciation and amortization	85	97
Increase in accrued interest receivable	(132)	(58)
Increase in other assets	(4)	(20)
Increase (decrease) in other liabilities	17	(34)
Deferred tax expense (benefit)	71	(68)
Income on bank-owned life insurance	(141)	(140)
ESOP expense	116	107
Stock-based compensation expense	191	—

Net cash provided by operating activities	673	667

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,991)	(15,451)
Proceeds from sales of available-for-sale securities	9,321	2,911
Proceeds from maturities and calls of available-for-sale securities	9,230	8,939
Purchase of Federal Home Loan Bank stock	(527)	—
Loan originations and principal collections, net	(18,286)	(23,589)
Loans purchased	(34,591)	(2,835)
Capital expenditures	(107)	(69)
Premiums paid on bank-owned life insurance	(503)	(53)

Net cash used in investing activities	(40,454)	(30,147)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	3,969	1,366
Net increase in time deposits	26,270	16,090
Proceeds from Federal Home Loan Bank advances	10,000	—
Repurchase of Melrose Bancorp, Inc. Common Stock	(3,520)	(613)

Net cash provided by financing activities	36,719	16,843

Net decrease in cash and cash equivalents	(3,062)	(12,637)
Cash and cash equivalents at beginning of year	16,854	29,491

Cash and cash equivalents at end of year	$13,792	$16,854

Supplemental disclosures:
Interest paid	$1,634	$1,276
Income taxes paid	644	379

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2016 and 2015

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

The Bank, at the time of the Conversion, established a Liquidation Account in an amount equal to the net worth of the Bank as of the date of the latest consolidated statement of financial condition contained in the final prospectus distributed in connection with the Conversion. The function of the Liquidation Account is to establish a priority on liquidation. The Liquidation Account will be maintained by the Company for the benefit of the eligible account holders who continue to maintain deposit accounts with the Bank following the conversion. Each eligible account holder shall, with respect to each deposit account, hold a related inchoate interest in a portion of the Liquidation Account balance, in relation to each deposit account balance at the eligibility record date, or to such balance as it may be subsequently reduced, as hereinafter provided. The initial Liquidation Account balance shall not be increased, and shall be subject to downward adjustment to the extent of any downward adjustment of any subaccount balance of any eligible account holder in accordance with the Regulations of the Division of Banks of the Commonwealth of Massachusetts.

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

RECLASSIFICATIONS:

Certain amounts in the prior year have been reclassified to be consistent with the current year’s presentation.

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of December 31, 2016, the Company has total cash and cash equivalents in the following banks:

Eastern Bank $815,000 which represents approximately 1.9% of total stockholders’ equity

State Street Bank $2,992,000 which represents approximately 6.9% of total stockholders’ equity

As of December 31, 2015, the Company has total cash and cash equivalents in the following banks:

Eastern Bank $6,414,000 which represents approximately 14.0% of stockholders’ equity

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2016, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or in process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans are recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance are confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one- to four-family residential real estate, home equity loans and lines of credit, commercial real estate, construction, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ending December 31, 2016 and 2015.

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

Premises and equipment are periodically evaluated for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of premises and equipment are less than its carrying amount. In that event, the Company records a loss for the difference between the carrying amount and the fair value of the asset based on quoted market prices, if applicable, or a discounted cash flow analysis.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. Advertising expense for the years ended December 31, 2016 and 2015 amounted to $146,000 and $143,000, respectively.

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

STOCK-BASED COMPENSATION:

The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for expected forfeitures. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

EARNINGS PER SHARE (EPS):

When presented, basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used. Unallocated ESOP shares and unearned shares of restricted stock are not deemed outstanding for earnings per share calculations.

The calculation of basic and diluted EPS is presented below.

	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in Thousands)
Net income	$1,422	$658

Basic Common Shares:
Weighted average common shares outstanding	2,660,521	2,825,847
Weighted average shares - unearned restricted stock	(26,333)	—
Weighted average unallocated ESOP shares	(207,501)	(218,820)

Basic weighted average shares outstanding	2,426,687	2,607,027

Dilutive effect of unvested restricted stock awards	811	—

Diluted weighted average shares outstanding	2,427,498	2,607,027

Basic earnings per share	$0.59	$0.25

Diluted earnings per share (1)	$0.59	$0.25

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the year ended December 31, 2016 because the effect is anti-dilutive. As of and during the year ended December 31, 2015, there were no potentially dilutive securities or contracts to issue common stock.

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

Federal Home Loan Bank advances: The fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2016, there is no significant difference in the comparability of the consolidated financial statements as a result of this extended transition period.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), that revises the criteria for determining when to recognize revenue from contracts with customers and expands disclosure requirements. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 to annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Additionally, the FASB has recently issued proposed updates to certain aspects of the guidance. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption of item 5 above is permitted for fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU 2016-09 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgement to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the extended transition period for an emerging growth company, this update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. Under the extended transition period for an emerging growth company, this update will be effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 to provide clarifying guidance on the classification and presentation of changes in restricted cash on an entity’s statements of cash flows. The guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amended guidance is effective for the Company on January 1, 2018, with an early adoption permitted, and is to be applied retrospectively to all periods presented. As this guidance only affects the classification within the statement of cash flows, ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2016:
U.S. Government and federal agency obligations	$5,819	$—	$131	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2	41	2,656
Corporate bonds and notes	12,537	17	61	12,493
Preferred stock	3,000	20	82	2,938
Mortgage-backed securities	1,498	—	66	1,432
Marketable equity securities	5,072	1,557	5	6,624

	$30,621	$1,596	$386	$31,831

December 31, 2015:
U.S. Government and federal agency obligations	$8,851	$7	$88	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,408	8	18	2,398
Corporate bonds and notes	13,540	12	44	13,508
Preferred stock	3,000	31	2	3,029
Mortgage-backed securities	2,232	—	66	2,166
Marketable equity securities	13,183	2,125	36	15,272

	$43,214	$2,183	$254	$45,143

The scheduled maturities of debt securities as of December 31, 2016 are as follows:

Fair Value
(In Thousands)
Due within one year	$3,170
Due after one year through five years	13,073
Due after five years through ten years	1,946
Due after ten years	3,164
Mortgage-backed securities	1,432
Asset-backed securities	1,491

$24,276

Not included in the maturity table above is preferred stock with no stated maturity of $931,000 at December 31, 2016.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity at December 31, 2016.

During the year ended December 31, 2016, proceeds from the sale of available-for-sale securities amounted to $9.3 million. The gross realized gains on these sales amounted to $1.0 million and there were no gross realized losses. The tax expense applicable to these net realized gains amounted to $359,000. During the year ended December 31, 2015, proceeds from the sale of available-for-sale securities amounted to $2.9 million. The gross realized gains on these sales amounted to $490,000 and the gross realized losses were $81,000. The tax expense applicable to these net realized gains amounted to $164,000.

The Company had no pledged securities as of December 31, 2016 and December 31, 2015.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2016
U.S. government and federal agency obligations	$4,359	$59	$1,328	$72	$5,687	$131
Debt securities issued by states of the United States and political subdivisions of the states	1,760	28	245	13	2,005	41
Corporate bonds and notes	5,784	61	—	—	5,784	61
Preferred stock	1,918	82	—	—	1,918	82
Mortgage-backed securities	370	8	1,062	58	1,432	66
Marketable equity securities	2,235	5	—	—	2,235	5

Total temporarily impaired securities	$16,426	$243	$2,635	$143	$19,061	$386

December 31, 2015
U.S. government and federal agency obligations	$5,366	$59	$1,403	$29	$6,769	$88
Debt securities issued by states of the United States and political subdivisions of the states	1,176	9	505	9	1,681	18
Corporate bonds and notes	9,012	38	993	6	10,005	44
Preferred stock	998	2	—	—	998	2
Mortgage-backed securities	1,608	40	558	26	2,166	66
Marketable equity securities	5,160	36	—	—	5,160	36

Total temporarily impaired securities	$23,320	$184	$3,459	$70	$26,779	$254

December 31, 2016

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2016 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $131,000 and consisted of eleven securities; seven of which the unrealized losses were each individually less than 2% of amortized cost basis, and four had unrealized losses between 3% and 6% of amortized cost basis. Unrealized losses on municipal bonds amounted to $41,000 and consisted of six securities; four of which the unrealized losses were each individually less than 2% of amortized cost basis, and two had unrealized losses between 4% and 5% of amortized cost basis. Unrealized losses on corporate bonds and notes amounted to $61,000 and consisted of ten securities, all of which were 3% or less of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $66,000 and consisted of four securities; all with unrealized losses from 2% to 7% of amortized cost basis. The unrealized losses on all of these debt securities were primarily due to changes in interest rates. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

The Company’s investment in impaired preferred stocks consists of two investments which had unrealized losses of $13,000, or 1.3% of amortized cost, and $69,000, or 6.9% of amortized cost, respectively. The losses were due to changes in interest rates. The Company reviewed these investments for impairment by considering factors such as, among other things, the financial condition and ability of the issuer to continue to pay dividends, and any specific events that may affect the operations of the issuer.

Unrealized losses on marketable equity securities consist of two mutual funds. Both mutual funds invest mainly in short-term bonds, with unrealized losses amounting to $5,000, or 0.2% of cost basis. The Company considered several factors in reviewing these mutual fund investments, including underlying investment performance, composition and rating of the securities in the mutual fund, and management of the mutual funds.

During 2016, there were there were no available-for-sale securities deemed to be other than temporarily impaired. During 2015, there were five marketable equity securities that were declared other-than-temporarily impaired and for which an impairment loss of $461,000 was recognized.

NOTE 4 - LOANS

Loans consisted of the following:

	December 31,	December 31,
	2016	2015
	(In Thousands)
Real estate loans:
One-to four-family residential	$168,111	$132,237
Home equity loans and lines of credit	10,720	10,862
Commercial	23,011	13,251
Construction	11,738	4,303

Consumer loans	71	121

Total loans	213,651	160,774

Allowance for loan losses	(890)	(580)
Deferred loan costs, net	32	109
Unamortized premiums	372	—

Net loans	$213,165	$160,303

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended December 31, 2016. Total loans to such persons and their companies amounted to $1,531,000 as of December 31, 2016. During the year ended December 31, 2016, $122,000 of advances were made and principal payments totaled $239,000.

The following tables set forth information on the allowance for loan losses at and for the years ended December 31, 2016 and 2015:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Year Ended December 31, 2016
Allowance for loan losses:

Beginning balance	$331	$49	$150	$40	$1	$9	$580

Charge offs	—	—	—	—	—	—	—

Recoveries	—	—	—	—	—	—	—

Provision	87	—	126	77	—	20	310

Ending balance	$418	$49	$276	$117	$1	$29	$890

At December 31, 2016
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	418	49	276	117	1	29	890

Total allowance for loan losses ending balance	$418	$49	$276	$117	$1	$29	$890

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	168,111	10,720	23,011	11,738	71	—	213,651

Total loans ending balance	$168,111	$10,720	$23,011	$11,738	$71	$—	$213,651

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$414	$58	$25	$21	$1	$1	$520
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Benefit) provision	(83)	(9)	125	19	—	8	60

Ending balance	$331	$49	$150	$40	$1	$9	$580

At December 31, 2015
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	331	49	150	40	1	9	580

Total allowance for loan losses ending balance	$331	$49	$150	$40	$1	$9	$580

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	132,237	10,862	13,251	4,303	121	—	160,774

Total loans ending balance	$132,237	$10,862	$13,251	$4,303	$121	$—	$160,774

The following tables set forth information regarding nonaccrual loans and past-due loans as of December 31:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At December 31, 2016:
Real estate loans:
One-to four-family residential	$518	$9	$—	$527	$167,584	$168,111	$—	$9
Home equity loans and lines of credit	—	—	—	—	10,720	10,720	—	—
Commercial	—	—	—	—	23,011	23,011	—	—
Construction	—	—	—	—	11,738	11,738	—	—
Consumer loans	—	—	—	—	71	71	—	—

Total	$518	$9	$—	$527	$213,124	$213,651	$—	$9

At December 31, 2015
Real estate loans:
One-to four-family residential	$600	$—	$68	$668	$131,569	$132,237	$—	$68
Home equity loans and lines of credit	—	—	197	197	10,665	10,862	—	197
Commercial	—	—	—	—	13,251	13,251	—	—
Construction	—	—	—	—	4,303	4,303	—	—
Consumer loans	—	—	—	—	121	121	—	—

Total	$600	$—	$265	$865	$159,909	$160,774	$—	$265

As of and during the years ended December 31, 2016 and 2015 there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the years ended December 31, 2016 and 2015 there were no loans that met the definition of a troubled debt restructured loan in ASC 310-10-50.

At December 31, 2016, there was one consumer mortgage loan collateralized by residential real estate property in the process of foreclosure with a recorded investment of $321,000. As of December 31, 2016, the Bank had no foreclosed real estate owned.

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

Loans rated 6: Loans with above average risk but still considered pass. Generally this rating is reserved for projects currently under construction or borrowers with modest cash flow, although still meeting all loan covenants.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate and construction loans over $350,000.

As of December 31, 2016 (unaudited), one- to four- family residential real estate loans with balances totaling $287,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2015, one- to four- family residential real estate loans with balances totaling $366,000 and home equity lines of credit totaling $197,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	December 31,	December 31,
	2016	2015
	(In Thousands)
Land	$393	$393
Building and improvements	1,840	1,817
Furniture and equipment	549	514
Data processing equipment	303	254

	3,085	2,978
Accumulated depreciation	(1,837)	(1,752)

	$1,248	$1,226

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of December 31, 2016 and 2015 amounted to $23,434,000 and $16,876,000, respectively.

For time deposits as of December 31, 2016 the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2017	$63,523
2018	45,381
2019	1,825
2020	1,253
2021	1,624

$113,606

Deposits from related parties held by the Bank as of December 31, 2016 and 2015 amounted to $3,782,000 and $4,030,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at December 31, 2016 was approximately $102.5 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $10.0 million at December 31, 2016, consisting of two $5.0 million advances, with interest rates of 1.42% and 1.48%, and both are scheduled to mature in 2019. At December 31, 2015, there were no FHLB borrowings outstanding. Additionally, at December 31, 2016, the Bank had the ability to borrow up to $5.0 million on a Fed Funds line of credit with the Co-Operative Central Bank.

NOTE 8 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	Years Ended December 31,
	2016	2015
	(In Thousands)
Current:
Federal	$543	$327
State	182	70

	725	397

Deferred:
Federal	80	(96)
State	(9)	(2)
Change in valuation allowance	—	30

	71	(68)

Total income tax expense	$796	$329

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	Years Ended December 31,
	2016	2015
	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%
State tax, net of federal tax benefit	5.2	4.5
Dividends received deduction	(1.3)	(3.3)
Bank-owned life insurance	(2.2)	(4.8)
Stock compensation	1.1	0.0
Tax exempt income	(1.3)	(1.7)
ESOP	0.6	1.1
Other	0.2	0.5
Change in valuation allowance	—	3.0

Effective tax rates	35.9%	33.3%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$356	$231
Interest on non-performing loans	—	5
Deferred compensation	83	90
Security writedowns	27	164
ESOP	12	1
Stock based compensation	47	—
Accrued expenses	13	—
Contribution to Melrose Cooperative Bank Foundation	406	483

Gross deferred tax assets	944	974
Valuation allowance	(90)	(90)

Gross deferred tax assets, net of valuation allowance	854	884

Deferred tax liabilities:
Accelerated depreciation	(220)	(179)
Net unrealized holding gain on available-for-sale securities	(514)	(783)

Gross deferred tax liabilities	(734)	(962)

Net deferred tax asset (liability)	$120	$(78)

In connection with its initial public offering, the Company donated common stock and cash in the amount of $1,362,000 to the Melrose Cooperative Bank Foundation. As of December 31, 2016, the Company had a remaining gross deferred tax asset of $406,000. A valuation allowance of $90,000 has been established against the deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions. The charitable contribution carryforward of $1,007,000 at December 31, 2016 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $316,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2016 and 2015, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2016. Interest and penalties, if any, are recorded as income tax expense.

NOTE 9 - BENEFIT PLANS

401(k) Savings Plan

The Company participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 100% of their salary, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $80,000 and $70,000 for the years ended December 31, 2016 and 2015, respectively.

Supplemental Executive Retirement Benefits

The Bank adopted Supplemental Executive Retirement Agreements for two executive officers. These agreements were designed to supplement the benefits available through the Bank’s retirement plan. These agreements were frozen as of February 1, 2014. During 2015, payments totaling $88,000 were made to participants under the plan, and the remaining liability of $88,000 was paid out to participants under the plan in January 2016.

Effective January 1, 2014, the Company established a Supplemental Executive Retirement Plan (SERP Plan). Under the SERP Plan, on a yearly basis, the Company shall credit the participant’s SERP account with the annual contribution specified in the participant’s participation agreement, based on a fixed percent of each participant’s annual salary. The SERP account is an unfunded liability due to each participant and is accruing interest. For the plan years ended December 31, 2016 and 2015, the related liability amounted to $208,000 and $138,000, respectively, and is included in other liabilities. Participants vest in full upon attaining five years of service from the date of participation, or attainment of benefit age, or following a change in control. For each of the years ended December 31, 2016 and 2015, expense recognized under the plan for these benefits was $70,000.

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

The trustee holds the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation compared to all active participants for the pan year. Participants vest in their benefit at a rate of 20% per year and will be fully vested upon completion of five years of credited service. Generally, participants will receive distributions from the ESOP upon separation from service. The trustee will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

The Company records compensation expense for the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of shares during the period.

At December 31, 2016, the remaining principal balance on the ESOP debt was $2,070,000 and the number of shares held by the ESOP was 226,366.

Total compensation expense recognized in connection with the ESOP was $116,000 and $107,000 for the years ended December 31, 2016 and 2015, respectively.

The remaining principal balance on the ESOP debt as of December 31, 2016 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2017	$49
2018	51
2019	52
2020	54
2021	56
Thereafter	1,808

$2,070

Shares held by the ESOP are as follows as of December 31:

	2016	2015
Allocated	22,638	15,092
Unallocated	203,728	211,274

Shares held by ESOP	226,366	226,366

The fair value of unallocated ESOP shares was $3,657,000 at December 31, 2016.

2015 Equity Incentive Plan

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized in connection with the restricted stock awards was $85,000 for the year ended December 31, 2016, and the recognized tax benefit was $34,000.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value is $632,000 as of December 31, 2016. The total expense recognized in connection with the stock options was $106,000 for the year ended December 31, 2016, and the recognized tax benefit was $13,000.

At December 31, 2016 the unrecognized share based compensation expense related to the 44,300 unvested restricted stock awards amounted to $585,000. The unrecognized expense will be recognized over a weighted average life of 4.3 years.

At December 31, 2016, none of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 9.3 years. The unrecognized expense related to the unvested options is $725,000, and will be recognized over a weighted average life of 4.3 years.

Other Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

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

Financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	December 31,	December 31,
	2016	2015
	(In Thousands)
Commitments to originate loans	$7,864	$5,214
Unused lines of credit	13,742	11,986
Due to borrowers on unadvanced construction loans	3,852	1,796

	$25,458	$18,996

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2016 and December 31, 2015. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2016:
U.S. Government and federal agency obligations	$5,688	$—	$5,688	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,656	—	2,656	—
Corporate bonds and notes	12,493	—	12,493	—
Preferred stock	2,938	2,938	—	—
Mortgage-backed securities	1,432	—	1,432	—
Marketable equity securities	6,624	6,624	—	—

Totals	$31,831	$9,562	$22,269	$—

December 31, 2015:
U.S. Government and federal agency obligations	$8,770	$—	$8,770	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,398	—	2,398	—
Corporate bonds and notes	13,508	—	13,508	—
Preferred stock	3,029	3,029	—	—
Mortgage-backed securities	2,166	—	2,166	—
Marketable equity securities	15,272	15,272	—	—

Totals	$45,143	$18,301	$26,842	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At December 31, 2016 and 2015, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,792	$13,792	$—	$—	$13,792
Available-for-sale securities	31,831	9,562	22,269	—	31,831
Federal Home Loan Bank stock	964	964	—	—	964
Loans, net	213,165	—	—	213,582	213,582
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	572	572	—	—	572
Financial liabilities:
Deposits	214,766	—	215,443	—	215,443
FHLB advances	10,000	—	9,930	—	9,930

	December 31, 2015
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$16,854	$16,854	$—	$—	$16,854
Available-for-sale securities	45,143	18,301	26,842	—	45,143
Federal Home Loan Bank stock	437	437	—	—	437
Loans, net	160,303	—	—	161,206	161,206
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	440	440	—	—	440
Financial liabilities:
Deposits	184,527	—	185,170	—	185,170

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 - OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss included in stockholders’ equity are as follows:

	For the years ended December 31,
	2016	2015
	(In Thousands)
Net unrealized holding gain (loss) on available-for-sale securities	$285	$(190)
Reclassification adjustment for net realized (gain) loss in net income (1)	(1,004)	52

Other comprehensive loss before income tax effect	(719)	(138)
Income tax benefit	269	68

Other comprehensive loss, net of tax	$(450)	$(70)

(1)	Reclassification adjustments include net realized securities gains and losses. Realized gains and losses have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the years ended December 31, 2016 and 2015 is reflected as a gain on sale of securities, net of $1.0 million for 2016 and a gain on sale of securities, net of $409,000 and a writedown of securities of $461,000 for 2015. The tax effect, included in income tax expense for the year ended December 31, 2016 is $359,000 and was an income tax benefit of $17,000 for the year ended December 31, 2015. The after tax amount is included in net income.

Accumulated other comprehensive income as of December 31, 2016 and 2015 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2016, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risked-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$35,236	21.09%	$13,368	8.0%	$16,710	10.0%
Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	10,026	6.0	13,368	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	7,519	4.5	10,861	6.5
Tier 1 Capital (to Average Assets)	33,648	13.58	9,909	4.0	12,386	5.0

As of December 31, 2015:
Total Capital (to Risk Weighted Assets)	$33,580	24.78%	$10,839	8.0%	$13,549	10.0%
Tier 1 Capital (to Risk Weighted Assets)	32,060	23.66	8,129	6.0	10,839	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	32,060	23.66	6,097	4.5	8,807	6.5
Tier 1 Capital (to Average Assets)	32,060	14.45	8,877	4.0	11,096	5.0

NOTE 14 - COMMON STOCK REPURCHASES

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

In 2016, 229,800 shares of common stock were repurchased at an average cost of $15.32. In 2015, 42,000 shares of common stock were repurchased at an average cost of $14.60.

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

NOTE 16 - SUBSEQUENT EVENTS

The Company borrowed an additional $3 million, with a three year term at a fixed interest rate of 1.89% from the FHLB in January 2017.

NOTE 17 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

BALANCE SHEETS

(In Thousands)

	December 31,
	2016	2015
Assets
Non-interest bearing deposit in the Bank	$1,881	$5,170
Money market funds	1,558	645

Cash and cash equivalents	3,439	5,815
Investments in available-for-sale securities (at fair value)	2,980	3,835
Investment in subsidiary, Melrose Cooperative Bank	34,399	33,246
Loan receivable ESOP	2,070	2,116
Accrued interest receivable	5	4
Deferred tax assets	388	418
Other assets	147	111

Total assets	$43,428	$45,545

Liabilities and Stockholders’ Equity
Other liabilities	$124	$—
Stockholders’ equity	43,304	45,545

Total liabilities and stockholders’ equity	$43,428	$45,545

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF INCOME

(In Thousands)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Interest and dividend income:
Interest on ESOP loan	$69	$70
Interest and dividends on securities	71	89

Total interest and dividend income	140	159

Noninterest expense:
Salaries and employee benefits	191	—
Other expenses	1	—

Total noninterest expense	192	—

(Loss) income before undistributed income of subsidiary and income tax (benefit) expense	(52)	159
Undistributed income of subsidiary	1,472	589

Income before income taxes	1,420	748
Income tax (benefit) expense	(2)	90

Net income	$1,422	$658

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENT OF CASH FLOWS

(In Thousands)

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net income	$1,422	$658

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	31	13
Increase in accrued interest receivable	(1)	(1)
Deferred tax expense	29	71
Increase in other assets	(36)	(97)
Increase in other liabilities	124
Stock based compensation expense	191	—
Equity in undistributed earnings of subsidiary	(1,472)	(589)

Net cash provided by operating activities	288	55

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(1,945)
Proceeds from maturities of available-for-sale securities	810	923
Repayment of principal on ESOP loan	46	46

Net cash provided by (used in) investing activities	856	(976)

Cash flows from financing activities:
Cash paid for stock repurchases	(3,520)	(613)

Net cash used in financing activities	(3,520)	(613)

Net decrease in cash and cash equivalents	(2,376)	(1,534)
Cash and cash equivalents at beginning of year	5,815	7,349

Cash and cash equivalents at end of year	$3,439	$5,815

NOTE 18 - QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,695	$1,769	$1,911	$2,030
Interest expense	361	395	429	455

Net interest and dividend income	1,334	1,374	1,482	1,575
Provision for loan losses	60	103	117	30

Net interest and dividend income, after provision for loan losses	1,274	1,271	1,365	1,545
Total noninterest income	45	336	325	529
Total noninterest expense	1,039	1,194	1,082	1,157

Income before income taxes	280	413	608	917
Provision for income taxes	87	138	222	349

Net income	$193	$275	$386	$568

Earnings per share:
Basic	$0.08	$0.11	$0.16	$0.24
Diluted	$0.08	$0.11	$0.16	$0.24

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands)
Interest and dividend income	$1,394	$1,432	$1,545	$1,605
Interest expense	316	336	344	351

Net interest and dividend income	1,078	1,096	1,201	1,254
Provision for loan losses	—	9	35	16

Net interest and dividend income, after provision for loan losses	1,078	1,087	1,166	1,238
Total noninterest income	43	79	104	16
Total noninterest expense	913	929	973	1,010

Income before income taxes	208	237	297	244
Provision for income taxes	59	88	91	90

Net income	$149	$149	$206	$154

Earnings per share:
Basic	$0.06	$0.06	$0.08	$0.06
Diluted	$0.06	$0.06	$0.08	$0.06

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: March 21, 2017	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey D. Jones Jeffrey D. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2017

/s/ Diane Indorato Diane Indorato	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2017

/s/ Frank Giso III Frank Giso III	Chairman of the Board	March 21, 2017

/s/ Candy Brower Candy Brower	Director	March 21, 2017

/s/ Elizabeth W. McNelis Elizabeth W. McNelis	Director	March 21, 2017

/s/ F. Peter Waystack F. Peter Waystack	Director	March 21, 2017

/s/ Alan F. Whitney Alan F. Whitney	Director	March 21, 2017

/s/ Stephen E. Anderson Stephen E. Anderson	Director	March 21, 2017

EXHIBIT INDEX

3.1	Articles of Incorporation of Melrose Bancorp, Inc.*

3.2	Bylaws of Melrose Bancorp, Inc.*

4	Form of Common Stock Certificate of Melrose Bancorp, Inc.*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato *

10.3	Form of Change in Control Agreement with James Oosterman *

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

10.8	Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

21	Subsidiaries

23	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended December 31, 2016 and 2015, formatted in XBRL:(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.
**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015.