Form 10-Q
period 2017-03-31
Melrose Bancorp, Inc.
filed 2017-05-12
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 12, 2017 2,602,079 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and due from banks	$9,354	$11,715
Money market funds	2,464	2,077
Federal funds sold	3,867	—

Cash and cash equivalents	15,685	13,792
Investments in available-for-sale securities (at fair value)	30,950	31,831
Federal Home Loan Bank stock, at cost	1,099	964
Loans, net of allowance for loan losses of $870 at March 31, 2017 and $890 at December 31, 2016	219,330	213,165
Premises and equipment, net	1,230	1,248
Co-operative Central Bank deposit	886	881
Bank-owned life insurance	5,910	5,874
Accrued interest receivable	614	572
Deferred tax asset, net	197	120
Other assets	199	199

Total assets	$276,100	$268,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$18,023	$17,586
Interest-bearing	200,531	197,180

Total deposits	218,554	214,766
Federal Home Loan Bank advances	13,000	10,000
Other liabilities	697	576

Total liabilities	232,251	225,342

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,602,079 shares at March 31, 2017 and December 31, 2016	26	26
Additional paid-in-capital	23,348	23,292
Retained earnings	22,438	21,912
Unearned compensation - ESOP (201,842 shares unallocated at March 31, 2017 and 203,728 at December 31, 2016)	(2,018)	(2,037)
Unearned compensation - restricted stock	(551)	(585)
Accumulated other comprehensive income	606	696

Total stockholders’ equity	43,849	43,304

Total liabilities and stockholders’ equity	$276,100	$268,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$1,876	$1,453
Interest and dividends on securities:
Taxable	129	231
Tax-exempt	17	15
Other interest	21	13

Total interest and dividend income	2,043	1,712

Interest expense:
Interest on deposits	423	361
Interest on Federal Home Loan Bank advances	44	—

Total interest expense	467	361

Net interest and dividend income	1,576	1,351
(Benefit) provision for loan losses	(20)	59

Net interest and dividend income after (benefit) provision for loan losses	1,596	1,292

Noninterest income:
Fees and service charges	19	19
Gain on sales of available-for-sale securities, net	464	—
Income on bank-owned life insurance	22	21
Other income	2	5

Total noninterest income	507	45

Noninterest expense:
Salaries and employee benefits	807	682
Occupancy expense	70	72
Equipment expense	11	9
Data processing expense	95	82
Advertising expense	45	40
Printing and supplies	18	7
FDIC assessment	25	26
Audits and examinations	50	48
Other professional services	75	50
Other expense	44	40

Total noninterest expense	1,240	1,056

Income before income tax expense	863	281
Income tax expense	337	88

Net income	$526	$193

Weighted average common shares oustanding:
Basic	2,362,136	2,527,094
Diluted	2,366,169	2,527,094
Earnings per share:
Basic	$0.22	$0.08

Diluted	$0.22	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$526	$193
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain on available-for-sale securities	297	368
Reclassification adjustment for net realized gain in net income	(464)	—

Other comprehensive (loss) income before income tax effect	(167)	368
Income tax benefit (expense)	77	(120)

Other comprehensive (loss) income, net of tax	(90)	248

Comprehensive income	$436	$441

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total
Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	193	—	—	—	193
Other comprehensive income, net of tax	—	—	—	—	—	—	248	248
Buyback of common stock	(85,600)	(1)	(1,284)	—	—	—	—	(1,285)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	6	—	19	—	—	25

Balance, March 31, 2016	2,701,979	$27	$24,716	$20,683	$(2,094)	$—	$1,394	$44,726

Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	—	—	—	526	—	—	—	526
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	(90)
Restricted stock award expense	—	—	—	—	—	34	—	34
Stock option expense	—	—	42	—	—	—	—	42
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	14	—	19	—	—	33

Balance, March 31, 2017	2,602,079	$26	$23,348	$22,438	$(2,018)	$(551)	$606	$43,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$526	$193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of securities, net of accretion	45	9
Gain on sales of available-for-sale securities, net	(464)	—
(Benefit) provision for loan losses	(20)	59
Change in net deferred loan costs	3	17
Change in unamortized premiums	(24)	—
Depreciation and amortization	23	21
Increase in accrued interest receivable	(42)	(46)
Increase in other assets	—	(100)
(Decrease) in other liabilities	(57)	(205)
Decrease in income taxes receivable	178	37
Income on bank-owned life insurance	(22)	(21)
ESOP expense	33	25
Stock-based compensation expense	76	—

Net cash provided by (used in) operating activities	255	(11)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,529)	(1,089)
Proceeds from sales of available-for-sale securities	896	—
Proceeds from maturities and calls of available-for-sale securities	1,766	2,806
Purchase of Federal Home Loan Bank stock	(135)	—
(Increase) in Cooperative Central Bank Deposit	(5)	—
Loan originations and principal collections, net	(305)	(6,009)
Loans purchased	(5,819)	(1,983)
Capital expenditures	(5)	(9)
Premiums paid on bank-owned life insurance	(14)	(13)

Net cash used in investing activities	(5,150)	(6,297)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	278	1,937
Net increase in time deposits	3,510	9,569
Proceeds from Federal Home Loan Bank advances	3,000	—
Repurchase of Melrose Bancorp, Inc. common stock	—	(1,285)

Net cash provided by financing activities	6,788	10,221

Net increase in cash and cash equivalents	1,893	3,913
Cash and cash equivalents at beginning of the period	13,792	16,854

Cash and cash equivalents at end of the period	$15,685	$20,767

Supplemental disclosures:
Interest paid	$467	$361
Income taxes paid	160	51

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS

Melrose Bancorp, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company’s activity consists of owning and supervising its subsidiary, Melrose Cooperative Bank (the “Bank”). The Bank provides financial services to individuals, families and businesses through our full-service banking office. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to- four family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, and to a much lesser extent consumer loans. The Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC subject to limitations.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of March 31, 2017 and for the interim periods ended March 31, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2017.

The significant accounting policies are summarized below to assist the reader in better understanding the condensed consolidated financial statements and other data contained herein.

BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, MCBSC, Inc., which is used to hold investment securities. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, money market funds and federal funds sold.

As of March 31, 2017 (unaudited), the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$7,191,000, which represents approximately 16.4% of total stockholders’ equity
State Street Bank	$2,993,000, which represents approximately 6.8% of total stockholders’ equity

As of December 31, 2016, the Company has total cash and cash equivalents in the following banks:

Eastern Bank	$815,000, which represents approximately 1.9% of total stockholders’ equity
State Street Bank	$2,992,000, which represents approximately 6.9% of total stockholders’ equity

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis.

The Company classifies all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized. The security classification may be modified after acquisition only under certain specified conditions.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of March 31, 2017, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on outstanding home equity lines of credit, commercial lines of credit and construction loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the contractual lives of the related loans.

Residential real estate loans are generally placed on nonaccrual when reaching 90 days past due or are in the process of foreclosure. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months.

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

ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

ADVERTISING:

The Company directly expenses costs associated with advertising as they are incurred. Advertising expense for the three months ended March 31, 2017 and 2016 amounted to $45,000 and $40,000, respectively.

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

EMPLOYEE STOCK OWNERSHIP PLAN:

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair value and the cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in-capital.

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

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(In Thousands, except share data)
Net income	$526	$193

Basic Common Shares:
Weighted average common shares outstanding	2,602,079	2,738,368
Weighted average shares - unearned restricted stock	(37,158)	—
Weighted average unallocated ESOP shares	(202,785)	(211,274)

Basic weighted average shares outstanding	2,362,136	2,527,094

Dilutive effect of unvested restricted stock awards	4,033	—

Diluted weighted average shares outstanding	2,366,169	2,527,094

Basic earnings per share	$0.22	$0.08

Diluted earnings per share (1)	$0.22	$0.08

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 because the effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the beginning of fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The Company is currently evaluating the amendments of ASU No. 2016-01 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. Under the extended transition period for an emerging growth company, the amendments in this ASU are effective for fiscal years beginning after December 31, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company plans to adopt this ASU early during the annual reporting period ending December 31, 2017. Forfeitures will be recognized when they occur. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

In March of 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company anticipates the adoption of ASU No. 2017-08 will not have a material impact on the consolidated financial statments.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of March 31, 2017 (unaudited) and December 31, 2016:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2017: (unaudited)
U.S. Government and federal agency obligations	$6,161	$—	$116	$6,045
Debt securities issued by states of the United States and political subdivisions of the states	2,690	2	30	2,662
Corporate bonds and notes	12,033	17	58	11,992
Preferred stock	3,000	35	8	3,027
Mortgage-backed securities	1,354	—	55	1,299
Marketable equity securities	4,669	1,256	—	5,925

	$29,907	$1,310	$267	$30,950

December 31, 2016:
U.S. Government and federal agency obligations	$5,819	$—	$131	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2	41	2,656
Corporate bonds and notes	12,537	17	61	12,493
Preferred stock	3,000	20	82	2,938
Mortgage-backed securities	1,498	—	66	1,432
Marketable equity securities	5,072	1,557	5	6,624

	$30,621	$1,596	$386	$31,831

The scheduled maturities of debt securities were as follows as of March 31, 2017 (unaudited):

Fair Value
(In Thousands)
Due within one year	$2,669
Due after one year through five years	13,576
Due after five years through ten years	2,244
Due after ten years	2,872
Mortgage-backed securities	1,299
Asset-backed securities	1,373

$24,033

Not included in the maturity table above is preferred stock with no stated maturity of $992,000 at March 31, 2017 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of March 31, 2017 (unaudited) and December 31, 2016.

During the three months ended March 31, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $896,000, and gross realized gains on these sales amounted to $464,000. The tax expense on the realized gains during the three months ended March 31, 2017 was $181,000. During the three months ended March 31, 2016 (unaudited) there were no sales of available-for-sale securities.

The Company had no pledged securities as of March 31, 2017 (unaudited) and December 31, 2016.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2017 (unaudited) and December 31, 2016:

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2017 (unaudited)
U.S. government and federal agency obligations	$4,820	$48	$1,225	$68	$6,045	$116
Debt securities issued by states of the United States and political subdivisions of the states	1,391	16	243	14	1,634	30
Corporate bonds and notes	6,432	58	—	—	6,432	58
Preferred stock	992	8	—	—	992	8
Mortgage-backed securities	350	8	948	47	1,298	55

Total temporarily impaired securities	$13,985	$138	$2,416	$129	$16,401	$267

December 31, 2016
U.S. government and federal agency obligations	$4,359	$59	$1,328	$72	$5,687	$131
Debt securities issued by states of the United States and political subdivisions of the states	1,760	28	245	13	2,005	41
Corporate bonds and notes	5,784	61	—	—	5,784	61
Preferred stock	1,918	82	—	—	1,918	82
Mortgage-backed securities	370	8	1,062	58	1,432	66
Marketable equity securities	2,235	5	—	—	2,235	5

Total temporarily impaired securities	$16,426	$243	$2,635	$143	$19,061	$386

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

During the three months ended March 31, 2017 and 2016, the Company had no writedowns of securities. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $116,000 and consisted of twelve securities. The unrealized losses on all but two of these debt securities were individually less than 5.0% of amortized cost basis, with two of the U.S. government and federal agency obligations at 5.0% and 5.9%. Unrealized losses on municipal bonds amounted to $30,000 and consisted of five securities. The unrealized losses on all but one of these debt securities were individually less than 4.0% of amortized cost basis, with one of the municipal bonds at 5.3%. Unrealized losses on corporate bonds amounted to $58,000 and consisted of eleven securities. The unrealized losses on all of these debt securities were individually less than 3.0% of amortized cost basis. Unrealized losses on preferred stock amounted to $8,000 and consisted of one security. This unrealized loss was less than 1.0% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $55,000 and consisted of four securities. The unrealized losses on these debt securities were 2.4%, 3.7%, 5.2% and 6.5% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

NOTE 4 - LOANS

Loans consisted of the following at:

	March 31, 2017	December 31, 2016
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$177,478	$168,111
Home equity loans and lines of credit	10,930	10,720
Commercial	21,698	23,011
Construction	9,617	11,738
Consumer loans	52	71

Total loans	219,775	213,651

Allowance for loan losses	(870)	(890)
Deferred loan costs, net	29	32
Unamortized premiums	396	372

Net loans	$219,330	$213,165

The following tables set forth information on the allowance for loan losses at and for the periods ending March 31, 2017 and 2016 (unaudited) and as of December 31, 2016:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended March 31, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	24	1	(16)	(19)	—	(10)	(20)

Ending balance	$442	$50	$260	$98	$1	$19	$870

At March 31, 2017 (unaudited)
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	442	50	260	98	1	19	870

Total allowance for loan losses ending balance	$442	$50	$260	$98	$1	$19	$870

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	177,478	10,930	21,698	9,617	52	—	219,775

Total loans ending balance	$177,478	$10,930	$21,698	$9,617	$52	$—	$219,775

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At December 31, 2016
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	418	49	276	117	1	29	890

Total allowance for loan losses ending balance	$418	$49	$276	$117	$1	$29	$890

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	168,111	10,720	23,011	11,738	71	—	213,651

Total loans ending balance	$168,111	$10,720	$23,011	$11,738	$71	$—	$213,651

	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended March 31, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	8	—	61	—	(1)	(9)	59

Ending balance	$339	$49	$211	$40	$—	$—	$639

The following tables set forth information regarding nonaccrual loans and past-due loans as of March 31, 2017 (unaudited) and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At March 31, 2017 (unaudited)
Real estate loans:
One-to four-family residential	$326	$515	$7	$848	$176,630	$177,478	$—	$522
Home equity loans and lines of credit	—	—	—	—	10,930	10,930	—	—
Commercial	—	—	—	—	21,698	21,698	—	—
Construction	—	—	—	—	9,617	9,617	—	—
Consumer loans	—	—	—	—	52	52	—	—

Total	$326	$515	$7	$848	$218,927	$219,775	$—	$522

At December 31, 2016
Real estate loans:
One-to four-family residential	$518	$9	$—	$527	$167,584	$168,111	$—	$9
Home equity loans and lines of credit	—	—	—	—	10,720	10,720	—	—
Commercial	—	—	—	—	23,011	23,011	—	—
Construction	—	—	—	—	11,738	11,738	—	—
Consumer loans	—	—	—	—	71	71	—	—

Total	$518	$9	$—	$527	$213,124	$213,651	$—	$9

As of and during the three months ended March 31, 2017 and 2016 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the three months ended March 31, 2017 and 2016 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-40.

As of March 31, 2017 (unaudited) there is one consumer mortgage loan collateralized by residential real estate property in the process of foreclosure with a recorded investment of $319,000. As of March 31, 2017, the Bank had no foreclosed real estate owned.

Credit Quality Information

The Company has established a 10 point internal loan rating system for commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The new risk rating system will assist the Company in better understanding the risk inherent in each loan. The new loan ratings are as follows:

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

As of March 31, 2017 (unaudited), there were no one-to four-family residential real estate loans that had a risk rating of “8 - substandard.” There was one loan with a balance of $319,000 with a risk rating of “7,” and three loans with balances totaling $292,000 with a risk rating of “6W” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2016, one- to four- family residential real estate loans with balances totaling $287,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	March 31, 2017	December 31, 2016
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	1,840	1,840
Furniture and equipment	549	549
Data processing equipment	308	303

	3,090	3,085
Accumulated depreciation	(1,860)	(1,837)

	$1,230	$1,248

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of March 31, 2017 (unaudited) and December 31, 2016 amounted to $24,530,000 and $23,434,000, respectively.

For time deposits as of March 31, 2017 (unaudited) the scheduled maturities for each of the following years ended March 31 are as follows:

(In Thousands)
2018	$85,001
2019	24,732
2020	1,949
2021	3,703
2022	1,731

$117,116

Deposits from related parties held by the Bank as of March 31, 2017 (unaudited) and December 31, 2016 amounted to $3,141,000 and $3,782,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at March 31, 2017 was approximately $87.0 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $13.0 million at March 31, 2017 (unaudited). Additionally, at March 31, 2017, the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

The following is a summary of FHLB borrowings as of March 31, 2017 (unaudited) and December 31, 2016:

	At March 31,	At December 31,
	2017	2016
	(Dollars in thousands)
	(unaudited)
Balance	$13,000	$10,000
Average balance during the year	12,600	2,363
Maximum outstanding at any month end	13,000	10,000
Weighted average interest rate at period end	1.55%	1.45%

NOTE 8 - FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31, 2017 (unaudited) and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In Thousands)
	(unaudited)
Commitments to originate loans	$5,853	$7,864
Unused lines of credit	13,891	13,742
Due to borrowers on unadvanced construction loans	2,734	3,852

	$22,478	$25,458

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2017 (unaudited) and December 31, 2016. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2017 (unaudited) and the year ended December 31, 2016.

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

The following summarizes assets measured at fair value on a recurring basis as of March 31, 2017 (unaudited) and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2017: (unaudited)
U.S. Government and federal agency obligations	$6,045	$—	$6,045	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,662	—	2,662	—
Corporate bonds and notes	11,992	—	11,992	—
Preferred stock	3,027	3,027	—	—
Mortgage-backed securities	1,299	—	1,299	—
Marketable equity securities	5,925	5,925	—	—

Totals	$30,950	$8,952	$21,998	$—

December 31, 2016:
U.S. Government and federal agency obligations	$5,688	$—	$5,688	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,656	—	2,656	—
Corporate bonds and notes	12,493	—	12,493	—
Preferred stock	2,938	2,938	—	—
Mortgage-backed securities	1,432	—	1,432	—
Marketable equity securities	6,624	6,624	—	—

Totals	$31,831	$9,562	$22,269	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At March 31, 2017 (unaudited) and December 31, 2016, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2017 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,685	$15,685	$—	$—	$15,685
Available-for-sale securities	30,950	8,952	21,998	—	30,950
Federal Home Loan Bank stock	1,099	1,099	—	—	1,099
Loans, net	219,330	—	—	219,621	219,621
Co-operative Central Bank deposit	886	886	—	—	886
Accrued interest receivable	614	614	—	—	614
Financial liabilities:
Deposits	218,554	—	218,455	—	218,455
FHLB advances	13,000	—	12,928	—	12,928

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,792	$13,792	$—	$—	$13,792
Available-for-sale securities	31,831	9,562	22,269	—	31,831
Federal Home Loan Bank stock	964	964	—	—	964
Loans, net	213,165	—	—	213,582	213,582
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	572	572	—	—	572
Financial liabilities:
Deposits	214,766	—	215,443	—	215,443
FHLB advances	10,000	—	9,930	—	9,930

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

The components of other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	Three months ended March 31,
	2017	2016
	(In Thousands)
	(unaudited)
Net unrealized holding gain on available-for-sale securities	$297	$368
Reclassification adjustment for net realized gain in net income (1)	(464)	—

Other comprehensive (loss) income before income tax effect	(167)	368
Income tax benefit (expense)	77	(120)

Other comprehensive (loss) income, net of tax	$(90)	$248

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three months ended March 31, 2017 is reflected as a gain on sale of available-for-sale securities, net of $464,000. The tax effect, included in income tax expense for the three months ended March 31, 2017, was $181,000.

Accumulated other comprehensive income as of March 31, 2017 (unaudited) and December 31, 2016 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At March 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of March 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risked-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios (unaudited) as of March 31, 2017 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2017 (unaudited):
Total Capital (to Risk Weighted Assets)	$35,681	20.57%	$13,876	8.0%	$17,345	10.0%
Tier 1 Capital (to Risk Weighted Assets)	34,246	19.74	10,407	6.0	13,876	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	34,246	19.74	7,805	4.5	11,274	6.5
Tier 1 Capital (to Average Assets)	34,246	12.79	10,706	4.0	13,383	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$35,236	21.09%	$13,368	8.0%	$16,710	10.0%
Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	10,026	6.0	13,368	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	7,519	4.5	10,861	6.5
Tier 1 Capital (to Average Assets)	33,648	13.58	9,909	4.0	12,386	5.0

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

During the three months ended March 31, 2017 (unaudited), no shares of common stock were repurchased.

During the three months ended March 31, 2016 (unaudited), a total of 85,600 shares of common stock were repurchased at an average cost of $15.05.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized in connection with the restricted stock awards was $34,000 (unaudited) for the three months ended March 31, 2017, and the recognized tax benefit was $13,000 (unaudited).

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value is $385,000 as of March 31, 2017. The total expense recognized in connection with the stock options was $42,000 (unaudited) for the year three months ended March 31, 2017, and the recognized tax benefit was $5,000 (unaudited).

At March 31, 2017 (unaudited), the unrecognized share based compensation expense related to the 44,300 unvested restricted stock awards amounted to $551,000. The unrecognized expense will be recognized over a weighted average life of 4.0 years.

At March 31, 2017 (unaudited), none of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 9.0 years. The unrecognized expense related to the unvested options is $683,000 and will be recognized over a weighted average life of 4.0 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2017 (unaudited) and December 31, 2016

Total assets increased $7.5 million, or 2.8%, to $276.1 million at March 31, 2017 from $268.6 million at December 31, 2016. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partly offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $1.9 million, or 13.7%, to $15.7 million at March 31, 2017 from $13.8 million at December 31, 2016. This increase was due primarily to an increase in deposits and Federal Home Loan Bank advances, partly offset by new loan originations.

Securities available-for-sale decreased $881,000, or 2.8%, to $31.0 million at March 31, 2017 from $31.8 million at December 31, 2016. The decrease in securities available-for-sale during the period was primarily a result of sales, maturities, and calls of available-for-sale securities.

Federal Home Loan Bank (FHLB) stock increased $135,000, or 14.0%, to $1.1 million at March 31, 2017 from $964,000 at December 31, 2016. The increase in FHLB stock was the result of an increase in FHLB borrowings to $13.0 million at March 31, 2017, from $10.0 million at December 31, 2016. The borrowings were used to fund purchases of one-to four-family residential real estate loans.

Net loans increased $6.1 million, or 2.9%, to $219.3 million at March 31, 2017 from $213.2 million at December 31, 2016. The increase in net loans was due primarily to an increase of $9.4 million, or 5.6%, in one-to four-family residential loans, partly offset by a decrease of $1.3 million, or 5.7%, in commercial real estate loans and a decrease of $2.1 million, or 18.1%, in commercial construction loans. The increase in one-to four-family residential loans includes $5.8 million in purchased loans.

At March 31, 2017 our investment in bank-owned life insurance was $5.9 million, an increase of $36,000, or 0.6%, from $5.9 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $3.8 million, or 1.8%, to $218.6 million at March 31, 2017 from $214.8 million at December 31, 2016. The increase in deposits was due primarily to an increase of $3.5 million, or 3.1%, in time deposits, an increase of $437,000, or 2.5%, in demand deposit accounts, and an increase of $229,000, or 0.7%, in savings accounts. The increases in time deposits, demand deposits, and savings accounts were offset by a decrease of $292,000, or 2.2%, in NOW accounts. The increase in time deposits was a result of special promotions, as well as, offering listed certificates of deposit through QwickRate. QwickRate is an online marketplace for CD buyers and sellers. The bank utilizes this national CD market as a source of time certificates of deposit. Depositors in this market are institutional, non-consumer entities such as credit unions, banking institutions, public entities, CD brokers and some private corporations or non-profit organizations.

Borrowings increased $3.0 million, or 30.0%, to $13.0 million at March 31, 2017 from $10.0 million at December 31, 2016. At March 31, 2017, we had the ability to borrow an additional $87.0 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. Additionally at March 31, 2017, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $545,000, or 1.3%, to $43.8 million at March 31, 2017 from $43.3 million at December 31, 2016. The increase was primarily due to net income of $526,000, a decrease in unearned compensation of $53,000, and an increase in additional paid-in-capital of $56,000, partly offset by a decrease in accumulated other comprehensive income of $90,000.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income increased $333,000, or 172.5%, to $526,000 for the three months ended March 31, 2017 from $193,000 for the three months ended March 31, 2016. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $331,000, or 19.3%, to $2.0 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016 primarily due to an increase in interest and fees on loans of $423,000, or 29.1%, to $1.9 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The increase in interest and fees on loans was primarily the result of an increase in new loan originations.

Interest and dividends on securities decreased $100,000, or 40.7%, to $146,000 for the three months ended March 31, 2017 from $246,000 for the three months ended March 31, 2016 resulting primarily from a decrease in the average balance of available-for-sale securities of $13.4 million, or 29.9%, to $31.4 million for the three months ended March 31, 2017 from $44.8 million for the three months ended March 31, 2016.

Other interest income increased $8,000, or 61.5%, to $21,000 for the three months ended March 31, 2017 from $13,000 for the three months ended March 31, 2016, primarily due to increased interest rates. There was a decrease of $3.7 million in the average balance of other interest earning assets quarter to quarter.

Interest Expense. Interest expense increased $106,000, or 29.4%, to $467,000 for the three months ended March 31, 2017 from $361,000 for the three months ended March 31, 2016. The increase was primarily due to an increase of $21.7 million, or 12.3%, in the average balance of interest-bearing deposits and an increase in interest paid on Federal Home Loan Bank borrowings of $44,000, for the three months ended March 31, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $225,000, or 16.7%, to $1.6 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016 primarily due to the increase in interest and fees on loans as a result of the increase in average loans of $52.5 million, or 32.3%, to $214.9 million for the three months ended March 31, 2017 from $162.5 million for the three months ended March 31, 2016. There was an increase in the net interest margin of 2 basis points to 2.39% for 2017 from 2.37% for 2016. This was due primarily to an increased yield on average other interest-earning assets of 24 basis points to 0.49% for three months ended March 31, 2017, from 0.25% for the three months ended March 31, 2016, partially offset by a decrease in the yield on average loans for the period of 8 basis points to 3.49%, and a decrease in the yield on average securities for the period of 33 basis points to 1.86%.

(Benefit) Provision for Loan Losses. We recorded a benefit for loan losses of $20,000 for the three months ended March 31, 2017, a decrease of $79,000 from the provision of $59,000 for the three months ended March 31, 2016. The benefit was primarily due to the decrease in commercial real estate loans and commercial construction loans during the three months ended March 31, 2017.

There were no charge-offs for the quarters ended March 31, 2017 and March 31, 2016. The allowance for loan losses was $870,000, or 0.40%, of total loans, at March 31, 2017, a decrease of $20,000, or 2.2%, compared to $890,000, or 0.42% of total loans, at December 31, 2016. There was $522,000 in nonperforming loans at March 31, 2017 and none as of March 31, 2016.

Noninterest Income. Noninterest income increased $462,000, or 1,026.7%, to $507,000 for the three months ended March 31, 2017 from $45,000 for the three months ended March 31, 2016, primarily due to an increase in the gain on sales of available-for-sale securities, net to $464,000 for the three months ended March 31, 2017, from $0 for the three months ended March 31, 2016. The increase was offset by a decrease in other income of $3,000, or 60.0%, to $2,000 for the three months ended March 31, 2017 from $5,000 for the three months ended March 31, 2016.

Noninterest Expense. Noninterest expense increased $184,000, or 17.4%, to $1.2 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. Noninterest expense increased primarily due to an increase to salary and employee benefits, data processing expenses, printing and supplies and professional services.

Salaries and employee benefit expense increased $125,000, or 18.3%, to $807,000 for the three months ended March 31, 2017 from $682,000 for the three months ended March 31, 2016, primarily due to an increase in stock based compensation, normal salary increases and increases in payroll taxes. Data processing expenses increased $13,000, or 15.9%, to $95,000 for the three months ended March 31, 2017 from $82,000 for the three months ended March 31, 2016. Printing and supplies expenses increased $11,000, or 157.1%, to $18,000 for the three months ended March 31, 2017, from $7,000 for the three months ended March 31, 2016. The increase in printing and supplies expense was due primarily to the Bank ordering all new stationery and supplies with the new Melrose Bank name and logo. Other professional services expense increased $25,000, or 50.0%, to $75,000 for the three months ended March 31, 2017, from $50,000 for the three months ended March 31, 2016. The increase in other professional services was due primarily to consulting fees for plans to convert the Bank to solar energy, fees paid for enhancements to the bank’s website and fees paid for strategic planning.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2017 was $337,000 compared to $88,000 for the three months ended March 31, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income of $582,000, or 207.1%, to $863,000 for the three months ended March 31, 2017 from $88,000 for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was 39.0% and 31.3%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2017 and 2016 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended March 31, 2017 and 2016 are annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars In Thousands)
(Dollars in Thousands)
Interest-earning assets:
Loans	$214,946	$1,876	3.49%	$162,457	$1,453	3.57%
Securities (1)	31,388	146	1.86%	44,838	246	2.19%
Other interest-earning assets	17,075	21	0.49%	20,738	13	0.25%

Total interest-earning assets	263,409	2,043	3.10%	228,033	1,712	3.00%

Non-interest earning assets	8,875			7,680

Total assets	$272,284			$235,713

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,790	$18	0.22%	$32,911	$18	0.22%
Certificates of deposit	115,791	369	1.27%	92,601	307	1.33%
Money market accounts	36,673	33	0.36%	35,207	32	0.36%
NOW accounts	12,567	3	0.10%	15,411	4	0.10%

Total interest-bearing deposits	197,821	423	0.86%	176,130	361	0.82%
Borrowings	12,600	44	1.40%	—	—	—

Total interest-bearing liabilities	210,421	467	0.89%	176,130	361	0.82%
Demand deposit accounts	17,565			14,067
Other noninterest-bearing liabilities	503			515

Total liabilites	228,489			190,712
Stockholders’ equity	43,795			45,001

Total liabilities and stockholders’ equity	$272,284			$235,713

Net interest income		$1,576			$1,351

Net interest rate spread (2)			2.21%			2.18%
Net interest-earning assets (3)	$52,988			$51,903

Net interest margin (4)			2.39%			2.37%
Average of interest-earning assets to interest-bearing liabilities	125.18%			129.47%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended March 31, 2017 and 2016 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ended March 31, 2017, compared to three months ended March 31, 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans (1)	$457	$(34)	$423
Securities (2)	(66)	(34)	(100)
Other interest-earning assets (3)	(2)	10	8

Total interest-earning assets	389	(58)	331

Interest-bearing liabilities
Deposits:
Savings accounts	—	—	—
Certificates of deposit	73	(11)	62
Money market accounts	1	(1)	—
NOW accounts	—	—	—

Total interest-bearing deposits	74	(12)	62
Borrowings	44	—	44

Total interest-bearing liabilities	118	(12)	106

Change in net interest income	$271	$(46)	$225

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: May 12, 2017	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: May 12, 2017	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer