Form 10-Q
period 2017-06-30
Melrose Bancorp, Inc.
filed 2017-08-14
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (    )

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

As of August 14, 2017, 2,602,079 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$13,502	$11,715
Money market funds	1,903	2,077
Federal funds sold	3,896	—

Cash and cash equivalents	19,301	13,792
Investments in available-for-sale securities (at fair value)	31,226	31,831
Federal Home Loan Bank stock, at cost	1,680	964
Loans, net of allowance for loan losses of $981 at June 30, 2017 and $890 at December 31, 2016	232,429	213,165
Premises and equipment, net	1,490	1,248
Co-operative Central Bank deposit	886	881
Bank-owned life insurance	5,951	5,874
Accrued interest receivable	637	572
Deferred tax asset, net	272	120
Other assets	260	199

Total assets	$294,132	$268,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$19,553	$17,586
Interest-bearing	203,719	197,180

Total deposits	223,272	214,766
Federal Home Loan Bank advances	26,000	10,000
Other liabilities	574	576

Total liabilities	249,846	225,342

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,602,079 shares at June 30, 2017 and December 31, 2016	26	26
Additional paid-in-capital	23,380	23,292
Retained earnings	22,860	21,912
Unearned compensation - ESOP (199,956 shares unallocated at June 30, 2017 and 203,728 shares at December 31, 2016)	(2,000)	(2,037)
Unearned compensation - restricted stock	(518)	(585)
Accumulated other comprehensive income	538	696

Total stockholders’ equity	44,286	43,304

Total liabilities and stockholders’ equity	$294,132	$268,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$2,010	$1,563	$3,886	$3,017
Interest and dividends on securities:
Taxable	140	193	269	424
Tax-exempt	16	15	33	29
Other interest	29	16	50	29

Total interest and dividend income	2,195	1,787	4,238	3,499

Interest expense:
Interest on deposits	437	396	860	757
Interest on Federal Home Loan Bank advances	62	—	105	—

Total interest expense	499	396	965	757

Net interest and dividend income	1,696	1,391	3,273	2,742
Provision for loan losses	111	103	91	162

Net interest and dividend income after provision for loan losses	1,585	1,288	3,182	2,580

Noninterest income:
Fees and service charges	20	17	40	36
Gain on sales of available-for-sale securities, net	343	293	807	293
Income on bank-owned life insurance	28	24	50	45
Other income	2	2	4	7

Total noninterest income	393	336	901	381

Noninterest expense:
Salaries and employee benefits	814	687	1,621	1,363
Occupancy expense	82	76	152	148
Equipment expense	10	9	21	18
Data processing expense	101	90	197	172
Advertising expense	56	38	101	78
Printing and supplies	12	11	29	19
FDIC assessment	15	30	40	55
Audits and examinations	50	48	100	96
Other professional services	75	187	150	243
Other expense	62	36	106	75

Total noninterest expense	1,277	1,212	2,517	2,267

Income before income tax expense	701	412	1,566	694
Income tax expense	280	138	618	226

Net income	$421	$274	$948	$468

Weighted average common shares outstanding:
Basic	2,366,230	2,457,190	2,364,195	2,492,613
Diluted	2,370,127	2,458,020	2,368,164	2,493,028
Earnings per share:
Basic	$0.18	$0.11	$0.40	$0.19

Diluted	$0.18	$0.11	$0.40	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$421	$274	$948	$468
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain on available-for-sale securities	200	322	497	690
Reclassification adjustment for net realized gain included in net income	(343)	(293)	(807)	(293)

Other comprehensive (loss) income before income tax effect	(143)	29	(310)	397
Income tax benefit (expense)	75	20	152	(100)

Other comprehensive (loss) income, net of tax	(68)	49	(158)	297

Comprehensive income	$353	$323	$790	$765

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total
Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	468	—	—	—	468
Other comprehensive income, net of tax	—	—	—	—	—	—	297	297
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	25	—	25
Stock option expense	—	—	21	—	—	—	—	21
Buyback of common stock	(208,600)	(2)	(3,192)	—	—	—	—	(3,194)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	19	—	38	—	—	57

Balance, June 30, 2016	2,623,279	$26	$23,512	$20,958	$(2,075)	$(645)	$1,443	$43,219

Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	—	—	—	948	—	—	—	948
Other comprehensive loss, net of tax	—	—	—	—	—	—	(158)	(158)
Shares repurchased for tax withholdings on stock-based compensation	—	—	(22)	—	—	—	—	(22)
Restricted stock award expense	—	—	—	—	—	67	—	67
Stock option expense	—	—	83	—	—	—	—	83
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	27	—	37	—	—	64

Balance, June 30, 2017	2,602,079	$26	$23,380	$22,860	$(2,000)	$(518)	$538	$44,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$948	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	74	25
Gain on sales of available-for-sale securities, net	(807)	(293)
Provision for loan losses	91	162
Change in net deferred loan costs	20	26
Change in unamortized premiums	(60)	—
Depreciation and amortization	48	42
Increase in accrued interest receivable	(65)	(84)
Increase in other assets	(61)	(62)
Decrease in other liabilities	(2)	(87)
Income on bank-owned life insurance	(50)	(45)
ESOP expense	64	57
Stock-based compensation expense	150	46

Net cash provided by operating activities	350	255

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,952)	(2,638)
Proceeds from sales of available-for-sale securities	1,544	7,864
Proceeds from maturities and calls of available-for-sale securities	2,436	5,554
Purchase of Federal Home Loan Bank stock	(716)	(77)
Increase in Cooperative Central Bank Deposit	(5)	—
Loan originations and principal collections, net	(9,421)	(14,624)
Loans purchased	(9,894)	(12,932)
Capital expenditures	(290)	(41)
Premiums paid on bank-owned life insurance	(27)	(27)

Net cash used in investing activities	(19,325)	(16,921)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	4,283	3,372
Net increase in time deposits	4,223	25,238
Proceeds from Federal Home Loan Bank advances	16,000	—
Payment of income taxes for shares withheld in stock based award activity	(22)	—
Repurchase of Melrose Bancorp, Inc. common stock	—	(3,194)

Net cash provided by financing activities	24,484	25,416

Net increase in cash and cash equivalents	5,509	8,750
Cash and cash equivalents at beginning of the period	13,792	16,854

Cash and cash equivalents at end of the period	$19,301	$25,604

Supplemental disclosures:
Interest paid	$970	$757
Income taxes paid	575	254

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2017 and for the interim periods ended June 30, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2017.

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

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of June 30, 2017, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

STOCK-BASED COMPENSATION:

The Company recognizes stock-based compensation based on the grant-date fair value of the award. Forfeitures will be recognized when they occur. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(In Thousands, except share data)
Net income	$421	$274	$948	$468

Basic Common Shares:
Weighted average common shares outstanding	2,602,079	2,665,635	2,602,079	2,702,001
Weighted average shares - unearned restricted stock	(34,950)	—	(36,042)	—
Weighted average unallocated ESOP shares	(200,899)	(208,445)	(201,842)	(209,388)

Basic weighted average shares outstanding	2,366,230	2,457,190	2,364,195	2,492,613
Dilutive effect of unvested restricted stock awards	3,897	830	3,969	415

Diluted weighted average shares outstanding	2,370,127	2,458,020	2,368,164	2,493,028
Basic earnings per share	$0.18	$0.11	$0.40	$0.19

Diluted earnings per share (1)	$0.18	$0.11	$0.40	$0.19

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, respectively, because the effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company has adopted this ASU early during the annual reporting period ending December 31, 2017. Forfeitures will be recognized when they occur. The Company has evaluated the provisions of ASU No. 2016-09 and determined the new standard will have an immaterial effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the extended transition period for an emerging growth company, this update will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company anticipates the adoption of ASU No. 2017-08 will not have a material impact on the consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of June 30, 2017 (unaudited) and December 31, 2016:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2017:
U.S. Government and federal agency obligations	$7,012	$1	$84	$6,929
Debt securities issued by states of the United States and political subdivisions of the states	2,685	26	20	2,691
Corporate bonds and notes	11,533	35	40	11,528
Preferred stock	3,000	49	—	3,049
Mortgage-backed securities	1,711	—	45	1,666
Marketable equity securities	4,385	978	—	5,363

	$30,326	$1,089	$189	$31,226

December 31, 2016:
U.S. Government and federal agency obligations	$5,819	$—	$131	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2	41	2,656
Corporate bonds and notes	12,537	17	61	12,493
Preferred stock	3,000	20	82	2,938
Mortgage-backed securities	1,498	—	66	1,432
Marketable equity securities	5,072	1,557	5	6,624

	$30,621	$1,596	$386	$31,831

The scheduled maturities of debt securities were as follows as of June 30, 2017 (unaudited):

Fair Value
(In Thousands)
Due within one year	$2,170
Due after one year through five years	14,124
Due after five years through ten years	2,265
Due after ten years	2,858
Mortgage-backed securities	1,666
Asset-backed securities	1,768

$24,851

Not included in the maturity table above is preferred stock with no stated maturity of $1,012,000 at June 30, 2017 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of June 30, 2017 (unaudited) and December 31, 2016.

During the three and six months ended June 30, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $650,000 and $1,544,000, respectively, and gross realized gains on these sales amounted to $343,000 and $807,000, respectively. The tax expense on the realized gains during the three and six months ended June 30, 2017 was $133,000 and $315,000, respectively. During the three and six months ended June 30, 2016 (unaudited) proceeds from the sales of available-for-sale securities were $7,864,000 and gross realized gains on these sales amounted to $293,000. The tax expense on the realized gains during the three and six months ended June 30, 2016 was $96,000.

The Company had no pledged securities as of June 30, 2017 (unaudited) and December 31, 2016.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of June 30, 2017 (unaudited) and December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2017
U.S. government and federal agency obligations	$2,996	$10	$3,042	$74	$6,038	$84
Debt securities issued by states of the United States and political subdivisions of the states	298	5	242	15	540	20
Corporate bonds and notes	5,455	38	498	2	5,953	40
Mortgage-backed securities	—	—	1,203	45	1,203	45

Total temporarily impaired securities	$8,749	$53	$4,985	$136	$13,734	$189

December 31, 2016
U.S. government and federal agency obligations	$4,359	$59	$1,328	$72	$5,687	$131
Debt securities issued by states of the United States and political subdivisions of the states	1,760	28	245	13	2,005	41
Corporate bonds and notes	5,784	61	—	—	5,784	61
Preferred stock	1,918	82	—	—	1,918	82
Mortgage-backed securities	370	8	1,062	58	1,432	66
Marketable equity securities	2,235	5	—	—	2,235	5

Total temporarily impaired securities	$16,426	$243	$2,635	$143	$19,061	$386

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

During the three and six months ended June 30, 2017 and 2016, the Company had no writedowns of securities. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $84,000 and consisted of twelve securities. The unrealized losses on all but one of these debt securities were individually less than 5% of amortized cost basis, with one of these U.S. government and federal agency obligations at 5.3%. Unrealized losses on municipal bonds amounted to $20,000 and consisted of two securities. The unrealized losses on these two debt securities were individually 1.7% and 5.9% of amortized cost basis. Unrealized losses on corporate bonds amounted to $40,000 and consisted of ten securities. The unrealized losses on all but one of these debt securities were individually less than 2.0% of amortized cost basis, with one of these corporate bonds at 2.36%. Unrealized losses on mortgage-backed securities amounted to $45,000 and consisted of four securities. The unrealized losses on these debt securities were 1.4%, 3.3%, 5.1% and 6.5% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

NOTE 4 - LOANS

Loans consisted of the following at:

	June 30,	December 31,
	2017	2016
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$182,036	$168,111
Home equity loans and lines of credit	11,511	10,720
Commercial	23,648	23,011
Construction	15,721	11,738
Consumer loans	50	71

Total loans	232,966	213,651
Allowance for loan losses	(981)	(890)
Deferred loan costs, net	12	32
Unamortized premiums	432	372

Net loans	$232,429	$213,165

The following tables set forth information on the allowance for loan losses at and for the periods ending June 30, 2017 and 2016 (unaudited) and as of December 31, 2016:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At June 30, 2017 (unaudited)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	451	52	317	131	1	29	981

Total allowance for loan losses ending balance	$451	$52	$317	$131	$1	$29	$981

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	182,036	11,511	23,648	15,721	50	—	232,966

Total loans ending balance	$182,036	$11,511	$23,648	$15,721	$50	$—	$232,966

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
			(In Thousands)
December 31, 2016
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	418	49	276	117	1	29	890

Total allowance for loan losses ending balance	$418	$49	$276	$117	$1	$29	$890

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	168,111	10,720	23,011	11,738	71	—	213,651

Total loans ending balance	$168,111	$10,720	$23,011	$11,738	$71	$—	$213,651

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six Months Ended June 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	33	3	41	14	—	—	91

Ending balance	$451	$52	$317	$131	$1	$29	$981

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six Months Ended June 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	35	—	102	28	—	(3)	162

Ending balance	$366	$49	$252	$68	$1	$6	$742

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended June 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$442	$50	$260	$98	$1	$19	$870
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	9	2	57	33	—	10	111

Ending balance	$451	$52	$317	$131	$1	$29	$981

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended June 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$339	$49	$211	$40	$—	$—	$639
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	27	—	41	28	1	6	103

Ending balance	$366	$49	$252	$68	$1	$6	$742

The following tables set forth information regarding nonaccrual loans and past-due loans as of June 30, 2017 (unaudited) and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At June 30, 2017 (unaudited)
Real estate loans:
One-to four-family residential	$147	$88	$319	$554	$181,482	$182,036	$—	$511
Home equity loans and lines of credit	—	—	—	—	11,511	11,511	—	—
Commercial	—	—	—	—	23,648	23,648	—	—
Construction	—	—	—	—	15,721	15,721	—	—
Consumer loans	—	—	—	—	50	50	—	—

Total	$147	$88	$319	$554	$232,412	$232,966	$—	$511

At December 31, 2016
Real estate loans:
One-to four-family residential	$518	$9	$—	$527	$167,584	$168,111	$—	$9
Home equity loans and lines of credit	—	—	—	—	10,720	10,720	—	—
Commercial	—	—	—	—	23,011	23,011	—	—
Construction	—	—	—	—	11,738	11,738	—	—
Consumer loans	—	—	—	—	71	71	—	—

Total	$518	$9	$—	$527	$213,124	$213,651	$—	$9

As of and during the three and six months ended June 30, 2017 and 2016 (unaudited) there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the three and six months ended June 30, 2017 and 2016 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-40.

As of June 30, 2017 (unaudited) there is one consumer mortgage loan collateralized by residential real estate property in the process of foreclosure with a recorded investment of $319,000. As of December 31, 2016, the Bank had one consumer mortgage loan with a recorded balance of $321,000 in the process of foreclosure.

Credit Quality Information

The Company has established a 11 point internal loan rating system for commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The new risk rating system will assist the Company in better understanding the risk inherent in each loan. The new loan ratings are as follows:

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

As of June 30, 2017 (unaudited), there were no one- to four- family residential real estate loans that had a risk rating of “8 - substandard.” There was one, one- to four- family residential real estate loan with a balance of $319,000 with a risk rating of “7,” and two one- to four- family residential real estate loans with balances totaling $281,000 with a risk rating of “6W” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2016, one- to four- family residential real estate loans with balances totaling $287,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30,	December 31,
	2017	2016
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	2,115	1,840
Furniture and equipment	553	549
Data processing equipment	314	303

	3,375	3,085
Accumulated depreciation	(1,885)	(1,837)

	$1,490	$1,248

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of June 30, 2017 (unaudited) and December 31, 2016 amounted to $23,245,000 and $23,434,000, respectively.

For time deposits as of June 30, 2017 (unaudited) the scheduled maturities for each of the following periods ending June 30 are as follows:

(In Thousands)
2018	$83,439
2019	24,305
2020	1,524
2021	6,973
2022	1,587

$117,828

Deposits from related parties held by the Bank as of June 30, 2017 (unaudited) and December 31, 2016 amounted to $3,371,000 and $3,782,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at June 30, 2017 (unaudited) was approximately $81.5 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $26.0 million at June 30, 2017 (unaudited). Additionally, at June 30, 2017, the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

The following is a summary of FHLB borrowings as of June 30, 2017 (unaudited) and December 31, 2016:

	At June 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Balance	$26,000	$10,000
Average balance during the year	15,845	2,363
Maximum outstanding at any month end	26,000	10,000
Weighted average interest rate at period end	1.71%	1.45%

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of June 30, 2017 (unaudited) and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In Thousands)
Commitments to originate loans	$6,447	$7,864
Unused lines of credit	15,359	13,742
Due to borrowers on unadvanced construction loans	4,061	3,852

	$25,867	$25,458

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2017 (unaudited) and December 31, 2016. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three and six months ended June 30, 2017 (unaudited) and the year ended December 31, 2016.

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

The following summarizes assets measured at fair value on a recurring basis as of June 30, 2017 (unaudited) and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2017:
U.S. Government and federal agency obligations	$6,929	$—	$6,929	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,691	—	2,691	—
Corporate bonds and notes	11,528	—	11,528	—
Preferred stock	3,049	3,049	—	—
Mortgage-backed securities	1,666	—	1,666	—
Marketable equity securities	5,363	5,363	—	—

Totals	$31,226	$8,412	$22,814	$—

December 31, 2016:
U.S. Government and federal agency obligations	$5,688	$—	$5,688	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,656	—	2,656	—
Corporate bonds and notes	12,493	—	12,493	—
Preferred stock	2,938	2,938	—	—
Mortgage-backed securities	1,432	—	1,432	—
Marketable equity securities	6,624	6,624	—	—

Totals	$31,831	$9,562	$22,269	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At June 30, 2017 (unaudited) and December 31, 2016, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2017 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,301	$19,301	$—	$—	$19,301
Available-for-sale securities	31,226	8,412	22,814	—	31,226
Federal Home Loan Bank stock	1,680	1,680	—	—	1,680
Loans, net	232,429	—	—	232,828	232,828
Co-operative Central Bank deposit	886	886	—	—	886
Accrued interest receivable	637	637	—	—	637
Financial liabilities:
Deposits	223,272	—	223,057	—	223,057
FHLB advances	26,000	—	25,985	—	25,985

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,792	$13,792	$—	$—	$13,792
Available-for-sale securities	31,831	9,562	22,269	—	31,831
Federal Home Loan Bank stock	964	964	—	—	964
Loans, net	213,165	—	—	213,582	213,582
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	572	572	—	—	572
Financial liabilities:
Deposits	214,766	—	215,443	—	215,443
FHLB advances	10,000	—	9,930	—	9,930

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

The components of other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(In Thousands)
	(unaudited)
Net unrealized holding gain on available-for-sale securities	$200	$322	$497	$690
Reclassification adjustment for net realized gain included in net income (1)	(343)	(293)	(807)	(293)

Other comprehensive (loss) income before income tax effect	(143)	29	(310)	397
Income tax benefit (expense)	75	20	152	(100)

Other comprehensive (loss) income, net of tax	$(68)	$49	$(158)	$297

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and six months ended June 30, 2017, is reflected as a gain on sale of available-for-sale securities, net of $343,000 and $807,000, respectively. The tax effect, included in income tax expense for the three and six months ended June 30, 2017, was $133,000 and $315,000, respectively. Pre-tax amounts for the three and six months ended June 30, 2016 is reflected as a gain on sale of securities, net of 293,000. The tax effect, for the three and six months ended June 30, 2016 was $95,000.

Accumulated other comprehensive income as of June 30, 2017 (unaudited) and December 31, 2016 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At June 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2017 (unaudited) and December 31, 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of June 30, 2017 (unaudited):
Total Capital (to Risk Weighted Assets)	$36,161	19.53%	$14,815	8.0%	$18,518	10.0%
Tier 1 Capital (to Risk Weighted Assets)	34,740	18.76	11,111	6.0	14,815	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	34,740	18.76	8,333	4.5	12,037	6.5
Tier 1 Capital (to Average Assets)	34,740	12.72	10,922	4.0	13,653	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$35,236	21.09%	$13,368	8.0%	$16,710	10.0%
Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	10,026	6.0	13,368	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	7,519	4.5	10,861	6.5
Tier 1 Capital (to Average Assets)	33,648	13.58	9,909	4.0	12,386	5.0

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

During the six months ended June 30, 2017 (unaudited), no shares of common stock were repurchased.

During the six months ended June 30, 2016 (unaudited), a total of 208,600 shares of common stock were repurchased at an average cost of $15.31.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three and six months ended June 30, 2017, in connection with the restricted stock awards was $33,000, and $67,000 (unaudited), respectively, and the recognized tax benefit was $13,000 and $26,000 (unaudited), respectively. During the three and six months ending June 30, 2016, the expense was $25,000. The recognized tax benefit was $10,000.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value is $621,000 as of June 30, 2017. The total expense recognized for the three and six months ended June 30, 2017, in connection with the stock options was $41,000 and $83,000 (unaudited), respectively, and the recognized tax benefit was $11,000 and $23,000 (unaudited), respectively. During the three and six month periods ending June 30, 2016 the stock option expense was $21,000. The recognized tax benefit was $8,000.

At June 30, 2017 (unaudited), the unrecognized share based compensation expense related to the 35,440 unvested restricted stock awards amounted to $518,000. The unrecognized expense will be recognized over a weighted average life of 3.8 years.

At June 30, 2017 (unaudited), 51,044 of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 8.8 years. The unrecognized expense related to the unvested options is $642,000 and will be recognized over a weighted average life of 3.8 years.

The Company adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” early during the annual reporting period ending December 31, 2017. Provisions of this new ASU include, the company will no longer record excess tax benefits and certain deficiencies in additional paid-in-capital (APIC), instead we will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The Company has evaluated these provisions and determined the new standard to have an immaterial effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2017 (unaudited) and December 31, 2016

Total assets increased $25.5 million, or 9.4%, to $294.1 million at June 30, 2017 from $268.6 million at December 31, 2016. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partly offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $5.5 million, or 39.9%, to $19.3 million at June 30, 2017 from $13.8 million at December 31, 2016. This increase was due primarily to an increase in deposits and Federal Home Loan Bank advances, partly offset by new loan originations.

Securities available-for-sale decreased $605,000, or 1.9%, to $31.2 million at June 30, 2017 from $31.8 million at December 31, 2016. The decrease in securities available-for-sale during the period was primarily a result of changes in fair value and sales, maturities, and calls of available-for-sale securities.

Federal Home Loan Bank (FHLB) stock increased $716,000, or 74.2%, to $1.7 million at June 30, 2017 from $964,000 at December 31, 2016. The increase in FHLB stock was the result of an increase in FHLB borrowings to $26.0 million at June 30, 2017, from $10.0 million at December 31, 2016. The borrowings are being used to fund new loan originations and purchases of one- to four-family residential real estate loans.

Net loans increased $19.2 million, or 9.0%, to $232.4 million at June 30, 2017 from $213.2 million at December 31, 2016. The increase in net loans was due primarily to an increase of $13.9 million, or 8.3%, in one-to four-family residential loans, an increase of $791,000, or 7.4%, in home equity lines of credit, and an increase of $637,000, or 2.8%, in commercial real estate loans. The increase in one-to four-family residential loans includes $9.9 million in purchased loans.

At June 30, 2017 our investment in bank-owned life insurance was $6.0 million, an increase of $77,000, or 1.3%, from $5.9 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $8.5 million, or 4.0%, to $223.3 million at June 30, 2017 from $214.8 million at December 31, 2016. The increase in deposits was due primarily to an increase of $4.2 million, or 3.7%, in time deposits, an increase of $1.6 million, or 9.3%, in demand deposit accounts, an increase of $1.5 million, or 11.2%, in NOW accounts, and an increase of $948,000, or 2.9%, in savings accounts. The increase in time deposits was a result of special promotions, as well as, offering listed certificates of deposit through QwickRate. QwickRate is an online marketplace for CD buyers and sellers. The bank utilizes this national CD market as a source of time certificates of deposit. Depositors in this market are institutional, non-consumer entities such as credit unions, banking institutions, public entities, CD brokers and some private corporations or non-profit organizations.

Borrowings increased $16.0 million, or 160.0%, to $26.0 million at June 30, 2017 from $10.0 million at December 31, 2016. At June 30, 2017, we had the ability to borrow an additional $81.5 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations and purchases of one- to four-family residential loans. Additionally at June 30, 2017, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $982,000, or 2.3%, to $44.3 million at June 30, 2017 from $43.3 million at December 31, 2016. The increase was primarily due to net income of $948,000, a decrease in unearned compensation of $104,000, and an increase in additional paid-in-capital of $88,000, partly offset by a decrease in accumulated other comprehensive income of $158,000.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016 (unaudited)

General. Net income increased $147,000, or 53.6%, to $421,000 for the three months ended June 30, 2017 from $274,000 for the three months ended June 30, 2016. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $408,000, or 22.8%, to $2.2 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016 primarily due to an increase in interest and fees on loans of $447,000, or 28.6%, to $2.0 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. The increase in interest and fees on loans was primarily the result of an increase in new loan originations and purchases.

Interest and dividends on securities decreased $52,000, or 25.0%, to $156,000 for the three months ended June 30, 2017 from $208,000 for the three months ended June 30, 2016 resulting primarily from a decrease in the average balance of available-for-sale securities of $6.5 million, or 17.1%, to $31.2 million for the three months ended June 30, 2017 from $37.7 million for the three months ended June 30, 2016.

Other interest income increased $13,000, or 81.3%, to $29,000 for the three months ended June 30, 2017 from $16,000 for the three months ended June 30, 2016, primarily due to increased interest rates on balances held at corresponding banks. There was a decrease of $6.3 million in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $103,000, or 26.0%, to $499,000 for the three months ended June 30, 2017 from $396,000 for the three months ended June 30, 2016. The increase was primarily due to an increase of $15.3 million, or 8.2%, in the average balance of interest-bearing deposits. In addition, there was an increase in interest paid on Federal Home Loan Bank borrowings of $62,000, for the three months ended June 30, 2017, as there were no borrowings outstanding for the three months ended June 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $305,000, or 21.9%, to $1.7 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016 primarily due to the increase in interest and fees on loans as a result of the increase in average loans of $48.4 million, or 27.3%, to $225.4 million for the three months ended June 30, 2017 from $177.0 million for the three months ended June 30, 2016. There was an increase in the net interest margin of 14 basis points to 2.48% for the three months ended June 30, 2017 from 2.34% for the three months ended June 30, 2016. This was due primarily to an increased yield on average other interest-earning assets, specifically deposits held at correspondent banks, of 41 basis points to 0.68% for three months ended June 30, 2017, from 0.27% for the three months ended June 30, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $111,000 for the three months ended June 30, 2017, an increase of $8,000 from the provision of $103,000 for the three months ended June 30, 2016. The provision was primarily due to the increase in one- to four-family residential loans, commercial real estate loans and commercial construction loans during the three months ended June 30, 2017.

There were no charge-offs for the quarters ended June 30, 2017 and June 30, 2016. The allowance for loan losses was $981,000, or 0.42%, of total loans, at June 30, 2017, an increase of $91,000, or 10.2%, compared to $890,000, or 0.42% of total loans, at December 31, 2016. There was $511,000 in nonperforming loans at June 30, 2017 and $339,000 as of June 30, 2016.

Noninterest Income. Noninterest income increased $57,000, or 17.0%, to $393,000 for the three months ended June 30, 2017 from $336,000, for the three months ended June 30, 2016, primarily due to an increase in the gain on sales of available-for-sale securities, net of $343,000 for the three months ended June 30, 2017, from $293,000, for the three months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $65,000, or 5.4%, to $1.3 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016. Noninterest expense increased primarily due to an increase in salary and employee benefits, data processing expenses, other expenses and advertising, partially offset by a decrease in other professional services.

Salaries and employee benefit expense increased $127,000, or 18.5%, to $814,000 for the three months ended June 30, 2017 from $687,000 for the three months ended June 30, 2016, primarily due to an increase in stock based compensation, normal salary increases and increases in payroll taxes. Data processing expenses increased $11,000, or 12.2%, to $101,000 for the three months ended June 30, 2017 from $90,000 for the three months ended June 30, 2016. Advertising expenses increased $18,000, or 47.4%, to $56,000 for the three months ended June 30, 2017, from $38,000 for the three months ended June 30, 2016. Other expenses increased $26,000, or 72.2%, to $62,000 for the three months ended June 30, 2017, from $36,000 for the three months ended June 30, 2016. The increase in other expenses was due primarily to an increase in the off balance sheet reserve of $19,000. The increases were partially offset by a decrease in other professional service expense of $112,000, or 59.9%, to $75,000 for the six months ended June 30, 2017, from $187,000 for the six months ended June 30, 2016. The decrease is primarily due to the Bank incurring additional professional service expenses during the three months ended June 30, 2016 associated with the 2015 Equity Incentive Plan and strategic planning.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended June 30, 2017 was $280,000 compared to $138,000 for the three months ended June 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income of $289,000, or 70.1%, to $701,000 for the three months ended June 30, 2017 from $412,000 for the three months ended June 30, 2016. The effective tax rate for the three months ended June 30, 2017 and June 30, 2016 was 39.9% and 33.4%, respectively. The increased effective tax rate was caused by the amount of tax-exempt income primarily due to a solar tax credit commencing in May 2017 that was not included in the tax calculation for the three month period ended June 30, 2017.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2017 and 2016 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended June 30, 2017 and 2016 are annualized.

	Three Months Ended June 30,			Three Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$225,424	$2,010	3.57%	$176,991	$1,563	3.53%
Securities (1)	31,234	156	2.00%	37,693	208	2.21%
Other interest-earning assets	17,096	29	0.68%	23,390	16	0.27%

Total interest-earning assets	273,754	2,195	3.21%	238,074	1,787	3.00%

Non-interest earning assets	9,327			8,050

Total assets	$283,081			$246,124

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,160	$17	0.21%	$32,271	$16	0.20%
Certificates of deposit	116,944	380	1.30%	104,151	342	1.31%
Money market accounts	37,629	35	0.37%	35,364	33	0.37%
NOW accounts	13,705	5	0.15%	14,356	5	0.14%

Total interest-bearing deposits	201,438	437	0.87%	186,142	396	0.85%
Borrowings	19,055	62	1.30%	—	—	0.00%

Total interest-bearing liabilities	220,493	499	0.91%	186,142	396	0.85%
Demand deposit accounts	17,789			15,328
Other noninterest-bearing liabilities	500			628

Total liabilites	238,782			202,098
Stockholders’ equity	44,299			44,026

Total liabilities and stockholders’ equity	$283,081			$246,124

Net interest income		$1,696			$1,391

Net interest rate spread (2)			2.30%			2.15%
Net interest-earning assets (3)	$53,261			$51,932

Net interest margin (4)			2.48%			2.34%
Average of interest-earning assets to interest-bearing liabilities	124.16%			127.90%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended June 30, 2017 and 2016 as the amount is not significant.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income increased $480,000, or 102.6%, to $948,000 for the six months ended June 30, 2017 from $468,000 for the six months ended June 30, 2016. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $739,000, or 21.1%, to $4.2 million for the six months ended June 30, 2017 from $3.5 million for the six months ended June 30, 2016 primarily due to an increase in interest and fees on loans of $869,000, or 28.8%, to $3.9 million for the six months ended June 30, 2017 from $3.0 million for the six months ended June 30, 2016. The increase in interest and fees on loans was primarily the result of an increase in new loan originations and purchases.

Interest and dividends on securities decreased $151,000, or 33.3%, to $302,000 for the six months ended June 30, 2017 from $453,000 for the six months ended June 30, 2016 resulting primarily from a decrease in the average balance of available-for-sale securities of $10.0 million, or 24.1%, to $31.3 million for the six months ended June 30, 2017 from $41.3 million for the six months ended June 30, 2016.

Other interest income increased $21,000, or 72.4%, to $50,000 for the six months ended June 30, 2017 from $29,000 for the six months ended June 30, 2016, primarily due to increased interest rates on balances held at corresponding banks. There was a decrease of $5.0 million in the average balance of other interest earning assets for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Expense. Interest expense increased $208,000, or 27.5%, to $965,000 for the six months ended June 30, 2017 from $757,000 for the six months ended June 30, 2016. The increase was primarily due to an increase of $18.5 million, or 10.2%, in the average balance of interest-bearing deposits and an increase in interest expense on Federal Home Loan Bank borrowings of $105,000, for the six months ended June 30, 2017.

Net Interest and Dividend Income. Net interest and dividend income increased $531,000, or 19.4%, to $3.3 million for the six months ended June 30, 2017 from $2.7 million for the six months ended June 30, 2016 primarily due to the increase in interest and fees on loans as a result of the increase in average loans of $50.5 million, or 29.7%, to $220.2 million for the six months ended June 30, 2017 from $169.7 million for the six months ended June 30, 2016. There was a decrease in the net interest margin of 7 basis points to 2.28% for the six months ended June 30, 2017 from 2.35% for the six months ended June 30, 2016. This was due primarily to a decrease in yield on average loans for the period of 3 basis points to 3.53% and a decrease in the yield on average securities for the period of 27 basis points to 1.93% partially offset by an increased yield on average other interest-earning assets specifically deposits held at correspondent banks of 33 basis points to 0.59% for six months ended June 30, 2017 from 0.26% for the six months ended June 30, 2016.

Provision for Loan Losses. We recorded a provision for loan losses of $91,000 for the six months ended June 30, 2017, a decrease of $71,000 from the provision of $162,000 for the six months ended June 30, 2016. The provision was primarily due to the increase in one- to four-family residential loans, commercial real estate loans and commercial construction loans during the six months ended June 30, 2017.

Noninterest Income. Noninterest income increased $520,000, or 136.5%, to $901,000 for the six months ended June 30, 2017 from $381,000 for the six months ended June 30, 2016, primarily due to an increase in the gain on sales of available-for-sale securities, net to $807,000 for the six months ended June 30, 2017, from $293,000 for the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $250,000, or 11.0%, to $2.5 million for the six months ended June 30, 2017 from $2.3 million for the six months ended June 30, 2016. Noninterest expense increased primarily due to an increase to salary and employee benefits, data processing expenses, advertising and other expenses, partially offset by a decrease in other professional services.

Salaries and employee benefit expense increased $258,000, or 18.9%, to $1.6 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016, primarily due to an increase in stock based compensation, normal salary increases and increases in payroll taxes. Data processing expenses increased $25,000, or 14.5%, to $197,000 for the six months ended June 30, 2017, from $172,000 for the six months ended June 30, 2016. The increase was primarily due to the beginning stages of purchasing software and preparing systems to provide online account opening to customers. Advertising expenses increased $23,000, or 29.5%, to $101,000 for the six months ended June 30, 2017, from $78,000 for the six months ended June 30, 2016. Printing and supplies expense increased $10,000, or 52.6%, to $29,000 for the six months ended June 30, 2017, from $19,000 for the six months ended June 30, 2016. The increases in advertising expense and printing and supplies expense are due primarily to the Bank’s re-branding efforts of changing the Bank’s name and logo to Melrose Bank, in conjunction with the online account opening project. Other expenses increased $31,000, or 41.3%, to $106,000 for the six months ended June 30, 2017, from $75,000 for the six months ended June 30, 2016. The increase in other expenses was primarily due to the Bank recording an off-balance sheet reserve of $19,000 during the six months ended June 30, 2017. The increases were partially offset by a decrease in other professional services expense of $93,000, or 38.3%, to $150,000 for the six months ended June 30, 2017, from $243,000 for the six months ended June 30, 2016. The decrease in other professional services was primarily due to additional legal services associated with the 2015 Equity Incentive Plan and strategic planning occurring during the six months ended June 30, 2016.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the six months ended June 30, 2017 was $618,000 compared to $226,000 for the six months ended June 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income of $872,000, or 125.6%, to $1.6 million for the six months ended June 30, 2017 from $694,000 for the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017 and June 30, 2016 was 39.5% and 32.5%, respectively. The increased effective tax rate was caused by the amount of tax-exempt income primarily due to a solar tax credit commencing in May 2017 that was not included in the tax calculation for the three month period ended June 30, 2017.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2017 and 2016 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the six months ended June 30, 2017 and 2016 are annualized.

	Six Months Ended June 30,			Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$220,213	$3,886	3.53%	$169,724	$3,017	3.56%
Securities (1)	31,311	302	1.93%	41,265	453	2.20%
Other interest-earning assets	17,086	50	0.59%	22,064	29	0.26%

Total interest-earning assets	286,610	4,238	2.96%	233,053	3,499	3.00%

Non-interest earning assets	9,105			7,859

Total assets	$277,715			$240,912

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,976	$35	0.21%	$32,591	$32	0.20%
Certificates of deposit	116,371	749	1.29%	98,376	650	1.32%
Money market accounts	37,154	68	0.37%	35,285	65	0.37%
NOW accounts	13,139	8	0.12%	14,884	10	0.13%

Total interest-bearing deposits	199,640	860	0.86%	181,136	757	0.84%
Borrowings	15,845	105	1.33%	—	—	0.00%

Total interest-bearing liabilities	215,485	965	0.90%	181,136	757	0.84%
Demand deposit accounts	17,678			14,697
Other noninterest-bearing liabilities	504			565

Total liabilites	233,667			196,398
Stockholders’ equity	44,048			44,514

Total liabilities and stockholders’ equity	$277,715			$240,912

Net interest income		$3,273			$2,742

Net interest rate spread (2)			2.06%			2.16%
Net interest-earning assets (3)	$71,125			$51,917

Net interest margin (4)			2.28%			2.35%
Average of interest-earning assets to interest-bearing liabilities	133.01%			128.66%

(1)	No tax equivalent adjustment was applied to tax exempt income for the six months ended June 30, 2017 and 2016 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest -earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ended June 30, 2017, compared to three months ended June 30, 2016			Six months ended June 30, 2017, compared to six months ended June 30, 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$432	$15	$447	$891	$(22)	$869
Securities (2)	(33)	(19)	(52)	(100)	(51)	(151)
Other interest-earning assets (3)	(3)	16	13	(5)	26	21

Total interest-earning assets	396	12	408	786	(47)	739

Interest-bearing liabilities
Deposits:
Savings accounts	—	1	1	—	3	3
Certificates of deposit	42	(4)	38	115	(16)	99
Money market accounts	2	—	2	—	3	3
NOW accounts	—	—	—	—	(2)	(2)

Total interest-bearing deposits	44	(3)	41	16	87	103
Borrowings	62	—	62	105	—	105

Total interest-bearing liabilities	106	(3)	103	121	87	208

Change in net interest income	$290	$15	$305	$665	$(134)	$531

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	The Company did not repurchase any shares of its common stock during the six months ended June 30, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On August 10, 2017, the Board of Directors of the Company amended the Company’s Bylaws. Specifically, Article II, Section 12(a) of the Company’s Bylaws was amended in order to remove Article II, Section 12(a)(iv) of the Bylaws which requires a director of the Company or of Melrose Cooperative Bank (the “Bank”), at the time of his or her first election or appointment to the Board of Directors of the Company or of the Bank, to have maintained his or her principal residence within the Commonwealth of Massachusetts for a period of at least one year prior to the date of his or her purported nomination, election or appointment to the Board of Directors. A copy of the Amended Bylaws is attached to this Quarterly Report on Form 10-Q as Exhibit 3(ii).

Item 6.	Exhibits

3(ii)	Amended Bylaws of Melrose Bancorp. Inc

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: August 14, 2017	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: August 14, 2017	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer