Form 10-Q
period 2017-09-30
Melrose Bancorp, Inc.
filed 2017-11-13
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 2,600,743 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and due from banks	$15,678	$11,715
Money market funds	3,201	2,077
Federal funds sold	4,212	—

Cash and cash equivalents	23,091	13,792
Investments in available-for-sale securities, at fair value	29,392	31,831
Federal Home Loan Bank stock, at cost	1,680	964
Loans, net of allowance for loan losses of $984 at September 30, 2017 and $890 at December 31, 2016	234,757	213,165
Premises and equipment, net	1,484	1,248
Co-operative Central Bank deposit	886	881
Bank-owned life insurance	6,048	5,874
Accrued interest receivable	668	572
Deferred tax asset, net	404	120
Other assets	292	199

Total assets	$298,702	$268,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$16,219	$17,586
Interest-bearing	210,925	197,180

Total deposits	227,144	214,766
Federal Home Loan Bank advances	26,000	10,000
Other liabilities	737	576

Total liabilities	253,881	225,342

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,600,743 shares at September 30, 2017 and 2,602,079 at December 31, 2016	26	26
Additional paid-in-capital	23,437	23,292
Retained earnings	23,491	21,912
Unearned compensation - ESOP (198,070 shares unallocated at September 30, 2017 and 203,728 shares at December 31, 2016)	(1,980)	(2,037)
Unearned compensation - restricted stock	(484)	(585)
Accumulated other comprehensive income	331	696

Total stockholders’ equity	44,821	43,304

Total liabilities and stockholders’ equity	$298,702	$268,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$2,139	$1,737	$6,025	$4,753
Interest and dividends on securities:
Taxable	129	164	398	587
Tax-exempt	18	15	51	44
Other interest	62	13	112	41

Total interest and dividend income	2,348	1,929	6,586	5,425

Interest expense:
Interest on deposits	479	429	1,339	1,186
Interest on Federal Home Loan Bank advances	112	—	217	—

Total interest expense	591	429	1,556	1,186

Net interest and dividend income	1,757	1,500	5,030	4,239
Provision for loan losses	3	117	94	279

Net interest and dividend income after provision for loan losses	1,754	1,383	4,936	3,960

Noninterest income:
Fees and service charges	22	21	62	57
Gain on sales of available-for-sale securities, net	388	279	1,195	572
Income on bank-owned life insurance	84	22	133	68
Other income	—	2	4	9

Total noninterest income	494	324	1,394	706

Noninterest expense:
Salaries and employee benefits	807	708	2,428	2,071
Occupancy expense	155	80	307	227
Equipment expense	11	9	32	27
Data processing expense	100	97	297	269
Advertising expense	45	36	146	114
Printing and supplies	9	8	38	26
FDIC assessment	15	30	55	86
Audits and examinations	50	67	150	163
Other professional services	80	35	230	278
Other expense	45	29	151	104

Total noninterest expense	1,317	1,099	3,834	3,365

Income before income tax expense	931	608	2,496	1,301
Income tax expense	300	222	917	448

Net income	$631	$386	$1,579	$853

Weighted average common shares outstanding:
Basic	2,368,989	2,366,802	2,365,661	2,450,698
Diluted	2,377,491	2,367,225	2,370,063	2,450,920
Earnings per share:
Basic	$0.27	$0.16	$0.67	$0.35

Diluted	$0.27	$0.16	$0.67	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$631	$386	$1,579	$853
Other comprehensive (loss) income, net of tax:
Net unrealized holding gain on available-for-sale securities	48	31	545	721
Reclassification adjustment for net realized gain included in net income	(388)	(279)	(1,195)	(572)

Other comprehensive (loss) income before income tax effect	(340)	(248)	(650)	149
Income tax benefit (expense)	133	86	285	(13)

Other comprehensive (loss) income, net of tax	(207)	(162)	(365)	136

Comprehensive income	$424	$224	$1,214	$989

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total
Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	853	—	—	—	853
Other comprehensive income, net of tax	—	—	—	—	—	—	136	136
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	56	—	56
Stock option expense	—	—	64	—	—	—	—	64
Buyback of common stock	(226,300)	(2)	(3,463)	—	—	—	—	(3,465)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	28	—	57	—	—	85

Balance, September 30, 2016	2,605,579	$26	$23,293	$21,343	$(2,056)	$(614)	$1,282	$43,274

Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	—	—	—	1,579	—	—	—	1,579
Other comprehensive loss, net of tax	—	—	—	—	—	—	(365)	(365)
Shares repurchased for tax withholdings on stock-based compensation	(1,336)	—	(22)	—	—	—	—	(22)
Restricted stock award expense	—	—	—	—	—	101	—	101
Stock option expense	—	—	124	—	—	—	—	124
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	43	—	57	—	—	100

Balance, September 30, 2017	2,600,743	$26	$23,437	$23,491	$(1,980)	$(484)	$331	$44,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,579	$853
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	100	38
Gain on sales of available-for-sale securities, net	(1,195)	(572)
Provision for loan losses	94	279
Change in net deferred loan costs	4	(281)
Change in unamortized premiums	(74)	—
Depreciation	160	63
Increase in accrued interest receivable	(96)	(102)
Increase/decrease in other assets	(93)	16
Increase/decrease in other liabilities	161	(91)
Income on bank-owned life insurance	(133)	(68)
ESOP expense	100	85
Stock-based compensation expense	225	120

Net cash provided by operating activities	832	340

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,193)	(3,670)
Proceeds from sales of available-for-sale securities	2,264	8,439
Proceeds from maturities and calls of available-for-sale securities	3,814	8,958
Purchase of Federal Home Loan Bank stock	(716)	(302)
Increase in Cooperative Central Bank Deposit	(5)	—
Loan originations and principal collections, net	(9,011)	(15,969)
Loans purchased	(12,605)	(29,248)
Capital expenditures	(396)	(43)
Premiums paid on bank-owned life insurance	(41)	(39)

Net cash used in investing activities	(19,889)	(31,874)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	1,951	3,528
Net increase in time deposits	10,427	29,822
Proceeds from Federal Home Loan Bank advances	16,000	5,000
Payment of income taxes for shares withheld in stock based award activity	(22)	—
Repurchase of Melrose Bancorp, Inc. common stock	—	(3,465)

Net cash provided by financing activities	28,356	34,885

Net increase in cash and cash equivalents	9,299	3,351
Cash and cash equivalents at beginning of the period	13,792	16,854

Cash and cash equivalents at end of the period	$23,091	$20,205

Supplemental disclosures:
Interest paid	$1,551	$1,186
Income taxes paid	785	478

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2017 and for the interim periods ended September 30, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 21, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2017.

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

The Company classifies all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of stockholders’ equity until realized. The security classification may be modified after acquisition only under certain specified conditions.

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

FEDERAL HOME LOAN BANK STOCK:

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of September 30, 2017, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts over the expected lives of the related loans.

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

EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to exclude the weighted average number of unallocated shares held by the ESOP and weighted average shares unearned restricted stock. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used.

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(In Thousands, except share data)
Net income	$631	$386	$1,579	$853

Basic Common Shares:
Weighted average common shares outstanding	2,600,743	2,573,360	2,601,485	2,658,828
Weighted average shares - unearned restricted stock	(32,741)	—	(34,925)	—
Weighted average unallocated ESOP shares	(199,013)	(206,558)	(200,899)	(208,130)

Basic weighted average shares outstanding	2,368,989	2,366,802	2,365,661	2,450,698

Diluted effect of unvested stock options	3,329	—	—	—
Dilutive effect of unvested restricted stock awards	8,502	423	4,402	222

Diluted weighted average shares outstanding	2,380,730	2,367,225	2,370,063	2,450,920

Basic earnings per share	$0.27	$0.16	$0.67	$0.35

Diluted earnings per share (1)	$0.27	$0.16	$0.67	$0.35

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the nine months ended September 30, 2017 and the three and nine months ended September, 30 2016, because the effect is anti-dilutive.

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

Deposit liabilities: The fair values for demand deposits (e.g., interest and non-interest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on certificate accounts.

Federal Home Loan Bank advances: Fair values for Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregate expected monthly maturities on Federal Home Loan Bank advances.

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period under the “emerging growth company” is five years the Company’s emerging growth status will end December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 31, 2018, and interim periods there in. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company has adopted this ASU early, during the annual reporting period ending December 31, 2017. Forfeitures will be recognized when they occur. The Company has evaluated the provisions of ASU No. 2016-09 and determined the new standard will have an immaterial effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the amendments of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for annual reporting beginning after December 15, 2018, and interim periods there in; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company anticipates the adoption of ASU No. 2017-08 will not have a material impact on the consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of September 30, 2017 (unaudited) and December 31, 2016:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2017:
U.S. Government and federal agency obligations	$6,220	$—	$78	$6,142
Debt securities issued by states of the United States and political subdivisions of the states	2,905	20	24	2,901
Corporate bonds and notes	11,033	31	38	11,026
Preferred stock	3,000	36	—	3,036
Mortgage-backed securities	1,594	—	41	1,553
Marketable equity securities	4,080	654	—	4,734

	$28,832	$741	$181	$29,392

December 31, 2016:
U.S. Government and federal agency obligations	$5,819	$—	$131	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2	41	2,656
Corporate bonds and notes	12,537	17	61	12,493
Preferred stock	3,000	20	82	2,938
Mortgage-backed securities	1,498	—	66	1,432
Marketable equity securities	5,072	1,557	5	6,624

	$30,621	$1,596	$386	$31,831

The scheduled maturities of debt securities were as follows as of September 30, 2017 (unaudited):

Fair Value
(In Thousands)
Due within one year	$4,669
Due after one year through five years	10,617
Due after five years through ten years	2,258
Due after ten years	3,050
Mortgage-backed securities	1,553
Asset-backed securities	1,506

$23,653

Not included in the maturity table above is preferred stock with no stated maturity of $1.0 million at September 30, 2017 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of September 30, 2017 (unaudited) and December 31, 2016.

During the three and nine months ended September 30, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $718,000 and $2.3 million, respectively, and gross realized gains on these sales amounted to $388,000 and $1.2 million, respectively. The tax expense on the realized gains during the three and nine months ended September 30, 2017 was $136,000 and $420,000, respectively. During the three and nine months ended September 30, 2016 (unaudited) proceeds from the sales of available-for-sale securities were $576,000 and $8.4 million and gross realized gains on these sales amounted to $279,000 and $572,000, respectively. The tax expense on the realized gains during the three and nine months ended September 30, 2016 was $92,000 and $188,000, respectively.

The Company had no pledged securities as of September 30, 2017 (unaudited) and December 31, 2016.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of September 30, 2017 (unaudited) and December 31, 2016:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2017
U.S. government and federal agency obligations	$1,002	$4	$4,399	$74	$5,401	$78
Debt securities issued by states of the United States and political subdivisions of the states	1,030	8	241	16	1,271	24
Corporate bonds and notes	1,987	10	2,971	28	4,958	38
Mortgage-backed securities	459	1	1,094	40	1,553	41

Total temporarily impaired securities	$4,478	$23	$8,705	$158	$13,183	$181

December 31, 2016
U.S. government and federal agency obligations	$4,359	$59	$1,328	$72	$5,687	$131
Debt securities issued by states of the United States and political subdivisions of the states	1,760	28	245	13	2,005	41
Corporate bonds and notes	5,784	61	—	—	5,784	61
Preferred stock	1,918	82	—	—	1,918	82
Mortgage-backed securities	370	8	1,062	58	1,432	66
Marketable equity securities	2,235	5	—	—	2,235	5

Total temporarily impaired securities	$16,426	$243	$2,635	$143	$19,061	$386

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

During the three and nine months ended September 30, 2017 and 2016, the Company had no writedowns of securities. A summary of the Company’s reviews of investment securities deemed to be temporarily impaired is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $78,000 and consisted of eleven securities. The unrealized losses on all but three of these debt securities were individually less than 3.0% of amortized cost basis, with three of these U.S. government and federal agency obligations between 3.40% and 4.6% of amortized cost basis. Unrealized losses on municipal bonds amounted to $24,000 and consisted of three securities. The unrealized losses on these three debt securities were individually 0.1%, 1.9% and 6.1% of amortized cost basis. Unrealized losses on corporate bonds amounted to $38,000 and consisted of eight securities. The unrealized losses on all but one of these debt securities were individually less than 2.0% of amortized cost basis, with one of these corporate bonds at 2.4%. Unrealized losses on mortgage-backed securities amounted to $41,000 and consisted of five securities. The unrealized losses on these debt securities range from 0.3% to 6.6% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

NOTE 4 - LOANS

Loans consisted of the following at:

	September 30,	December 31,
	2017	2016
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$184,007	$168,111
Home equity loans and lines of credit	12,111	10,720
Commercial	26,712	23,011
Construction	12,392	11,738
Consumer loans	45	71

Total loans	235,267	213,651

Allowance for loan losses	(984)	(890)
Deferred loan costs, net	28	32
Unamortized premiums	446	372

Net loans	$234,757	$213,165

The following tables set forth information on loans and the allowance for loan losses at and for the periods ending September 30, 2017 and 2016 (unaudited) and as of December 31, 2016:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At September 30, 2017 (unaudited)
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	457	55	349	93	1	29	984

Total allowance for loan losses ending balance	$457	$55	$349	$93	$1	$29	$984

Loans:
Ending balance:
Individually evaluated for impairment	$100	$—	$—	$—	$—	$—	$100
Ending balance:
Collectively evaluated for impairment	183,907	12,111	26,712	12,392	45	—	235,167

Total loans ending balance	$184,007	$12,111	$26,712	$12,392	$45	$—	$235,267

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
December 31, 2016
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	418	49	276	117	1	29	890

Total allowance for loan losses ending balance	$418	$49	$276	$117	$1	$29	$890

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	168,111	10,720	23,011	11,738	71	—	213,651

Total loans ending balance	$168,111	$10,720	$23,011	$11,738	$71	$—	$213,651

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine Months Ended September 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	39	6	73	(24)	—	—	94

Ending balance	$457	$55	$349	$93	$1	$29	$984

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine Months Ended September 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	74	(2)	104	83	—	20	279

Ending balance	$405	$47	$254	$123	$1	$29	$859

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended September 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$451	$52	$317	$131	$1	$29	$981
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	6	3	32	(38)	—	—	3

Ending balance	$457	$55	$349	$93	$1	$29	$984

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended September 30, 2016 (unaudited)
Allowance for loan losses:
Beginning balance	$366	$49	$252	$68	$1	$6	$742
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	39	(2)	2	55	—	23	117

Ending balance	$405	$47	$254	$123	$1	$29	$859

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30, 2017 (unaudited) and December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At September 30, 2017 (unaudited)
Real estate loans:
One-to four-family residential	$178	$—	$—	$178	$183,829	$184,007	$—	$191
Home equity loans and lines of credit	—	—	—	—	12,111	12,111	—	—
Commercial	—	—	—	—	26,712	26,712	—	—
Construction	—	—	—	—	12,392	12,392	—	—
Consumer loans	—	—	—	—	45	45	—	—

Total	$178	$—	$—	$178	$235,089	$235,267	$—	$191

At December 31, 2016
Real estate loans:
One-to four-family residential	$518	$9	$—	$527	$167,584	$168,111	$—	$9
Home equity loans and lines of credit	—	—	—	—	10,720	10,720	—	—
Commercial	—	—	—	—	23,011	23,011	—	—
Construction	—	—	—	—	11,738	11,738	—	—
Consumer loans	—	—	—	—	71	71	—	—

Total	$518	$9	$—	$527	$213,124	$213,651	$—	$9

As of and during the three and nine months ended September 30, 2017 (unaudited) there was one, one- to four-family residential loan, with an outstanding balance of $100,000, meeting the definition of an impaired loan in ASC 310-10-35. During the three and nine months ended September 30, 2016, there were no loans meeting the definition of an impaired loan.

During the three and nine months ended September 30, 2017 (unaudited) there was one, one- to four-family residential real estate loan with a recorded balance of $100,000, modified that met the definition of a troubled debt restructured loan in ASC 310-40. During the three and nine months ended September 30, 2016 there were no loans modified that met the definition of a troubled debt restructured loan.

As of September 30, 2017 (unaudited) there were no loans in the process of foreclosure. As of December 31, 2016 the Bank had one consumer mortgage loan with a recorded balance of $321,000 in the process of foreclosure.

Credit Quality Information

The Company has established an 11 point internal loan rating system for commercial real estate, construction and commercial loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The risk rating system will assist the Company in better understanding the risk inherent in each loan. The loan ratings are as follows:

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

As of September 30, 2017 (unaudited), there were no one- to four- family residential real estate loans that had a risk rating of “8 - substandard.” There were two, one- to four- family residential real estate loans with a total balance of $369,000 with a risk rating of “6W,” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2016, one- to four- family residential real estate loans with balances totaling $287,000 had a risk rating of “8 - substandard” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	September 30,	December 31,
	2017	2016
	(In Thousands)
	(unaudited)
Land	$393	$393
Building and improvements	2,180	1,840
Furniture and equipment	553	549
Data processing equipment	355	303

	3,481	3,085
Accumulated depreciation	(1,997)	(1,837)

	$1,484	$1,248

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of September 30, 2017 (unaudited) and December 31, 2016 amounted to $27,384,000 and $23,434,000, respectively.

For time deposits as of September 30, 2017 (unaudited) the scheduled maturities for each of the following periods ending September 30 are as follows:

(In Thousands)
2018	$100,461
2019	12,347
2020	1,467
2021	8,184
2022	1,574

$124,033

Deposits from related parties held by the Bank as of September 30, 2017 (unaudited) and December 31, 2016 amounted to $3,521,000 and $3,782,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at September 30, 2017 (unaudited) was approximately $84.8 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $26.0 million at September 30, 2017 (unaudited). Additionally, at September 30, 2017, the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

The following is a summary of FHLB borrowings as of September 30, 2017 (unaudited) and December 31, 2016:

	At September 30,	At December 31,
	2017	2016
	(Dollars in thousands)
Balance	$26,000	$10,000
Average balance during the year	19,888	2,363
Maximum outstanding at any month end	26,000	10,000
Weighted average interest rate at period end	1.71%	1.45%

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30, 2017 (unaudited) and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In Thousands)
Commitments to originate loans	$5,206	$7,864
Unused lines of credit	16,515	13,742
Due to borrowers on unadvanced construction loans	3,121	3,852

	$24,842	$25,458

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2017 (unaudited) and December 31, 2016. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three and nine months ended September 30, 2017 (unaudited) and the year ended December 31, 2016.

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

The following summarizes assets measured at fair value on a recurring basis as of September 30, 2017 (unaudited) and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2017:
U.S. Government and federal agency obligations	$6,142	$—	$6,142	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,901	—	2,901	—
Corporate bonds and notes	11,026	—	11,026	—
Preferred stock	3,036	3,036	—	—
Mortgage-backed securities	1,553	—	1,553	—
Marketable equity securities	4,734	4,734	—	—

Totals	$29,392	$7,770	$21,622	$—

December 31, 2016:
U.S. Government and federal agency obligations	$5,688	$—	$5,688	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,656	—	2,656	—
Corporate bonds and notes	12,493	—	12,493	—
Preferred stock	2,938	2,938	—	—
Mortgage-backed securities	1,432	—	1,432	—
Marketable equity securities	6,624	6,624	—	—

Totals	$31,831	$9,562	$22,269	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At September 30, 2017 (unaudited) and December 31, 2016, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2017 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$23,091	$23,091	$—	$—	$23,091
Available-for-sale securities	29,392	7,770	21,622	—	29,392
Federal Home Loan Bank stock	1,680	1,680	—	—	1,680
Loans, net	234,757	—	—	235,605	235,605
Co-operative Central Bank deposit	886	886	—	—	886
Accrued interest receivable	668	668	—	—	668
Financial liabilities:
Deposits	227,144	—	227,445	—	227,445
FHLB advances	26,000	—	25,939	—	25,939

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,792	$13,792	$—	$—	$13,792
Available-for-sale securities	31,831	9,562	22,269	—	31,831
Federal Home Loan Bank stock	964	964	—	—	964
Loans, net	213,165	—	—	213,582	213,582
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	572	572	—	—	572
Financial liabilities:
Deposits	214,766	—	215,443	—	215,443
FHLB advances	10,000	—	9,930	—	9,930

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

The components of other comprehensive (loss) income, included in stockholders’ equity, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(In Thousands)
	(unaudited)
Net unrealized holding gain on available-for-sale securities	$48	$31	$545	$721
Reclassification adjustment for net realized gain included in net income (1)	(388)	(279)	(1,195)	(572)

Other comprehensive (loss) income before income tax effect	(340)	(248)	(650)	149
Income tax benefit (expense)	133	86	285	(13)

Other comprehensive (loss) income, net of tax	$(207)	$(162)	$(365)	$136

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and nine months ended September 30, 2017, is reflected as a gain on sale of available-for-sale securities, net of $388,000 and $1.2 million, respectively. The tax effect, included in income tax expense for the three and nine months ended September 30, 2017, was $136,000 and $420,000, respectively. Pre-tax amounts for the three and nine months ended September 30, 2016 is reflected as a gain on sale of securities, net of $279,000 and $572,000, respectively. The tax effect, included in income tax expense for the three and nine months ended September 30, 2016 was $92,000 and $188,000, respectively.

Accumulated other comprehensive income as of September 30, 2017 (unaudited) and December 31, 2016 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At September 30, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of September 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2017 (unaudited) and December 31, 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of September 30, 2017 (unaudited):
Total Capital (to Risk Weighted Assets)	$36,715	19.83%	$14,977	8.0%	$18,721	10.0%
Tier 1 Capital (to Risk Weighted Assets)	35,437	19.14	11,233	6.0	14,977	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	35,437	19.14	8,424	4.5	12,169	6.5
Tier 1 Capital (to Average Assets)	35,437	12.98	11,186	4.0	13,983	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$35,236	21.09%	$13,368	8.0%	$16,710	10.0%
Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	10,026	6.0	13,368	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	7,519	4.5	10,861	6.5
Tier 1 Capital (to Average Assets)	33,648	13.58	9,909	4.0	12,386	5.0

NOTE 12 – COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. As of September 14, 2017, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

During the nine months ended September 30, 2017 (unaudited), 1,336 shares of common stock were repurchased, as a result of the first annual installment of the stock awards vesting. The Company was required to purchase these shares for the payment of income taxes withheld in the stock based award activity.

During the nine months ended September 30, 2016 (unaudited), a total of 226,300 shares of common stock were repurchased at an average cost of $15.31.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three and nine months ended September 30, 2017, in connection with the restricted stock awards was $34,000, and $101,000 (unaudited), respectively, and the recognized tax benefit was $12,000 and $35,000 (unaudited), respectively. During the three and nine month periods ending September 30, 2016, the expense was $31,000 and $56,000 (unaudited), respectively. The recognized tax benefit was $11,000 and $19,000 (unaudited), respectively.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value is $1.1 million as of September 30, 2017. The total expense recognized for the three and nine months ended September 30, 2017, in connection with the stock options was $42,000 and $124,000 (unaudited), respectively, and the recognized tax benefit was $4,000 and $13,000 (unaudited), respectively. During the three and nine month periods ending September 30, 2016 the stock option expense was $42,000 and $64,000, respectively. The recognized tax benefit was $4,000 and $7,000, respectively.

At September 30, 2017 (unaudited), the unrecognized share based compensation expense related to the 35,440 unvested restricted stock awards amounted to $484,000. The unrecognized expense will be recognized over a weighted average life of 3.6 years.

At September 30, 2017 (unaudited), 44,840 of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 8.6 years. The unrecognized expense related to the unvested options is $600,000 and will be recognized over a weighted average life of 3.6 years.

The Company adopted ASU 2016-09, “Compensation – Stock Compensation (Topic 718),” early during the annual reporting period ending December 31, 2017. One provision of this new ASU is that, the Company will no longer record excess tax benefits and certain deficiencies in additional paid-in-capital (APIC); instead, we will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. The Company has evaluated this and the other provisions of this ASU and determined the new standard to have an immaterial effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 (unaudited) and December 31, 2016

Total assets increased $30.1 million, or 11.2%, to $298.7 million at September 30, 2017 from $268.6 million at December 31, 2016. The increase was primarily the result of an increase in cash and cash equivalents and net loans, partly offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $9.3 million, or 67.4%, to $23.1 million at September 30, 2017 from $13.8 million at December 31, 2016. This increase was due primarily to an increase of $12.4 million in deposits, $16.0 million in Federal Home Loan Bank advances, and sales, calls, and maturities of available-for-sale securities of $6.1 million during the nine months ended September 30, 2017, partly offset by net loan originations and purchases of $21.6 million and purchases of available-for-sale investments of $3.2 million.

Securities available-for-sale decreased $2.4 million, or 7.5%, to $29.4 million at September 30, 2017 from $31.8 million at December 31, 2016. The decrease in securities available-for-sale during the period was primarily a result of changes in fair value, sales, maturities, and calls of available-for-sale securities of $6.1 million, offset by purchases of $3.2 million.

Federal Home Loan Bank (FHLB) stock increased $716,000, or 74.3%, to $1.7 million at September 30, 2017 from $964,000 at December 31, 2016. The increase in FHLB stock was the result of an increase in FHLB borrowings to $26.0 million at September 30, 2017, from $10.0 million at December 31, 2016. The borrowings are being used to fund new loan originations and purchases of one- to four-family residential real estate loans.

Net loans increased $21.6 million, or 10.1%, to $234.8 million at September 30, 2017 from $213.2 million at December 31, 2016. The increase in net loans was due primarily to an increase of $15.9 million, or 9.5%, in one-to four-family residential loans, an increase of $1.4 million, or 13.1%, in home equity lines of credit, and an increase of $3.7 million, or 16.1%, in commercial real estate loans. The increase in one-to four-family residential loans includes $12.6 million in purchased loans.

At September 30, 2017 our investment in bank-owned life insurance was $6.1 million, an increase of $174,000, or 3.0%, from $5.9 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $12.3 million, or 5.7%, to $227.1 million at September 30, 2017 from $214.8 million at December 31, 2016. The increase in deposits was due primarily to an increase of $9.4 million, or 9.7%, in time deposits, an increase of $1.0 million, or 6.2%, in listed certificates of deposit, an increase of $1.5 million, or 4.6%, in savings accounts, and an increase of $2.3 million, or 17.4%, in NOW accounts, partially offset by a decrease of $1.4 million, or 7.8%, in demand deposit accounts, and $598,000, or 1.6%, in money market accounts. The increase in time deposits was a result of special promotions, as well as, offering listed certificates of deposit through QwickRate. QwickRate is an online marketplace for CD buyers and sellers. The bank utilizes this national CD market as a source of time certificates of deposit. Depositors in this market are institutional, non-consumer entities such as credit unions, banking institutions, public entities, CD brokers and some private corporations or non-profit organizations.

Borrowings increased $16.0 million, or 160.0%, to $26.0 million at September 30, 2017 from $10.0 million at December 31, 2016. At September 30, 2017, we had the ability to borrow an additional $84.8 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations and purchases of one- to four-family residential loans. Additionally at September 30, 2017, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $1.5 million, or 3.5%, to $44.8 million at September 30, 2017 from $43.3 million at December 31, 2016. The increase was primarily due to net income of $1.6 million, a decrease in unearned compensation of $101,000, and an increase in additional paid-in-capital of $145,000, partly offset by a decrease in accumulated other comprehensive income of $365,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016 (unaudited)

General. Net income increased $245,000, or 63.5%, to $631,000 for the three months ended September 30, 2017 from $386,000 for the three months ended September 30, 2016. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $419,000, or 21.7%, to $2.3 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016 primarily due to an increase in interest and fees on loans of $402,000, or 23.1%, to $2.1 million for the three months ended September 30, 2017 from $1.7 million for the three months ended September 30, 2016. The increase in interest and fees on loans was primarily the result of an increase in new loan originations and purchases.

Interest and dividends on securities decreased $32,000, or 17.9%, to $147,000 for the three months ended September 30, 2017 from $179,000 for the three months ended September 30, 2016 resulting primarily from a decrease in the average balance of available-for-sale securities of $2.6 million, or 7.5%, to $30.8 million for the three months ended September 30, 2017 from $33.4 million for the three months ended September 30, 2016.

Other interest income increased $49,000, or 376.9%, to $62,000 for the three months ended September 30, 2017 from $13,000 for the three months ended September 30, 2016, primarily due to higher average interest rates on balances held at correspondent banks. In addition, there was an increase of $3.2 million, or 15.0%, in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $162,000, or 37.8%, to $591,000 for the three months ended September 30, 2017 from $429,000 for the three months ended September 30, 2016. The increase was primarily due to an increase of $12.9 million, or 6.6%, in the average balance of interest-bearing deposits. In addition, there was an increase in interest paid on Federal Home Loan Bank borrowings of $112,000, for the three months ended September 30, 2017, as there was no interest paid on borrowings for the three months ended September 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $257,000, or 17.1%, to $1.8 million for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016 primarily due to the increase in interest and fees on loans as a result of the increase in average loans of $37.4 million, or 19.1%, to $232.7 million for the three months ended September 30, 2017 from $195.2 million for the three months ended September 30, 2016. There was an increase in the net interest margin of four basis points to 2.44% for the three months ended September 30, 2017 from 2.40% for the three months ended September 30, 2016. This was due primarily to an increased yield on average other interest-earning assets, specifically deposits held at correspondent banks, of 77 basis points to 1.01% for three months ended September 30, 2017, from 0.24% for the three months ended September 30, 2016, partially offset by interest expense on Federal Home Loan Bank advances, of $112,000, at a weighted interest rate of 1.72%.

Provision for Loan Losses. We recorded a provision for loan losses of $3,000 for the three months ended September 30, 2017, a decrease of $114,000 from the provision of $117,000 for the three months ended September 30, 2016. The decreased provision was a result of a decrease in our loan originations and principal collections net, quarter to quarter of $18.3 million.

There were no charge-offs for the quarters ended September 30, 2017 and September 30, 2016. The allowance for loan losses was $984,000, or 0.42%, of total loans, at September 30, 2017, an increase of $94,000, or 10.6%, compared to $890,000, or 0.42%, of total loans, at December 31, 2016. There was $191,000 in nonperforming loans at September 30, 2017 and $9,000 in nonperforming loans as of December 31, 2016.

Noninterest Income. Noninterest income increased $170,000, or 52.5%, to $494,000 for the three months ended September 30, 2017 from $324,000, for the three months ended September 30, 2016, primarily due to an increase in the gain on sales of available-for-sale securities, net to $388,000 for the three months ended September 30, 2017, from $279,000, for the three months ended September 30, 2016. In addition, there was an increase in income on bank-owned life insurance of $62,000, or 281.8%, to $84,000 for the three months ended September 30, 2017, from $22,000, for the three months ended September 30, 2016.

Noninterest Expense. Noninterest expense increased $218,000, or 19.8%, to $1.3 million for the three months ended September 30, 2017 from $1.1 million for the three months ended September 30, 2016. Noninterest expense increased primarily due to an increase in salary and employee benefits, occupancy expense, and professional services, partially offset by a decrease in audit and examination expenses.

Salaries and employee benefits expense increased $99,000, or 14.0%, to $807,000 for the three months ended September 30, 2017 from $708,000 for the three months ended September 30, 2016, primarily due to an increase in stock based compensation, new hires, normal salary increases and increases in payroll taxes. Occupancy expenses increased $75,000, or 93.8%, to $155,000 for the three months ended September 30, 2017 from $80,000 for the three months ended September 30, 2016, as a result of the lobby renovation that began in September 2017 and accelerating depreciation on selected fixed assets. Other professional services expense increased $45,000, or 128.6%, to $80,000 for the three months ended September 30, 2017, from $35,000 for the three months ended September 30, 2016. Other expenses increased $16,000, or 55.2%, to $45,000 for the three months ended September 30, 2017, from $29,000 for the three months ended September 30, 2016. The increase in other expenses was due primarily to an increase in the off balance sheet reserve of $19,000. These increases were partially offset by a decrease in the audits and examinations, including the FDIC assessment, of $32,000, or 32.9%, to $65,000 for the three months ended September 30, 2017, from $97,000 for the three months ended September 30, 2016. Audit expense decreased $17,000, quarter to quarter. Also, the FDIC assessment was decreased as based on the result of management’s re-evaluation of the terms and charges assessed.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2017 was $300,000 compared to $222,000 for the three months ended September 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income of $323,000, or 53.1%, to $931,000 for the three months ended September 30, 2017 from $608,000 for the three months ended September 30, 2016. The effective tax rate for the three months ended September 30, 2017 and September 30, 2016 was 32.2% and 36.5%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2017 and 2016 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended September 30, 2017 and 2016 are annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$232,674	$2,139	3.68%	$195,251	$1,737	3.56%
Securities (1)	30,856	147	1.91%	33,404	179	2.14%
Other interest-earning assets	24,536	62	1.01%	21,313	13	0.24%

Total interest-earning assets	288,066	2,348	3.26%	249,968	1,929	3.09%

Non-interest earning assets	9,278			9,031

Total assets	$297,344			$258,999

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,666	$19	0.23%	$32,768	$16	0.20%
Certificates of deposit	122,644	416	1.36%	114,450	375	1.31%
Money market accounts	37,904	35	0.37%	35,741	33	0.37%
NOW accounts	14,716	9	0.24%	13,115	5	0.15%

Total interest-bearing deposits	208,930	479	0.92%	196,074	429	0.88%
Borrowings	26,000	112	1.72%	870	—	0.00%

Total interest-bearing liabilities	234,930	591	1.01%	196,944	429	0.87%
Demand deposit accounts	17,247			17,875
Other noninterest-bearing liabilities	399			653

Total liabilites	252,576			215,472
Stockholders’ equity	44,768			43,527

Total liabilities and stockholders’ equity	$297,344			$258,999

Net interest income		$1,757			$1,500

Net interest rate spread (2)			2.25%			2.22%
Net interest-earning assets (3)	$53,136			$53,024

Net interest margin (4)			2.44%			2.40%

Average of interest-earning assets to interest-bearing liabilities	122.62%			126.92%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended September 30, 2017 and 2016 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ended September 30, 2017, compared to three months ended September 30, 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$342	$60	$402
Securities (2)	(13)	(19)	(32)
Other interest-earning assets (3)	2	47	49

Total interest-earning assets	331	88	419

Interest-bearing liabilities
Deposits:
Savings accounts	—	3	3
Certificates of deposit	27	14	41
Money market accounts	2	—	2
NOW accounts	1	3	4

Total interest-bearing deposits	30	20	50
Borrowings	112	—	112

Total interest-bearing liabilities	142	20	162

Change in net interest income	$189	$68	$257

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income increased $726,000, or 85.1%, to $1.6 million for the nine months ended September 30, 2017 from $853,000 for the nine months ended September 30, 2016. Net income increased primarily due to gains on sales of available-for-sale securities, and an increase in interest income, partially offset by an increase in interest expense, noninterest expense and income tax expense.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 22.2%, to $6.6 million for the nine months ended September 30, 2017 from $5.4 million for the nine months ended September 30, 2016 primarily due to an increase in interest and fees on loans of $1.2 million, or 25.0%, to $6.0 million for the nine months ended September 30, 2017 from $4.8 million for the nine months ended September 30, 2016. The increase in interest and fees on loans was primarily the result of an increase in new loan originations and purchases.

Interest and dividends on securities decreased $182,000, or 28.9%, to $449,000 for the nine months ended September 30, 2017 from $631,000 for the nine months ended September 30, 2016 resulting primarily from a decrease in the average balance of available-for-sale securities of $7.4 million, or 19.2%, to $31.2 million for the nine months ended September 30, 2017 from $38.6 million for the nine months ended September 30, 2016.

Other interest income increased $71,000, or 173.2%, to $112,000 for the nine months ended September 30, 2017 from $41,000 for the nine months ended September 30, 2016, primarily due to higher average interest rates on balances held at correspondent banks. There was a decrease of $2.2 million in the average balance of other interest earning assets for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $370,000, or 31.2%, to $1.6 million for the nine months ended September 30, 2017 from $1.2 million for the nine months ended September 30, 2016. The increase was primarily due to an increase of $16.6 million, or 8.9%, in the average balance of interest-bearing deposits. In addition, interest expense on Federal Home Loan Bank borrowings increased to $217,000, for the nine months ended September 30, 2017, as the Bank did not incur any interest expense on Federal Home Loan Bank borrowings for the nine months ended September 30, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $791,000, or 18.7%, to $5.0 million for the nine months ended September 30, 2017 from $4.2 million for the nine months ended September 30, 2016 primarily due to the increase in interest and fees on loans as a result of the increase in average loans of $46.1 million, or 25.8%, to $224.4 million for the nine months ended September 30, 2017 from $178.3 million for the nine months ended September 30, 2016. There was an increase in the net interest margin of seven basis points to 2.44% for the nine months ended September 30, 2017 from 2.37% for the nine months ended September 30, 2016. This was due primarily to an increase in yield on average interest-earning assets for the period of 16 basis points to 3.19%, primarily due to the increase in yield on other interest-earning assets of 51 basis points. This increase was partially offset by an increase in yield on interest-bearing liabilities of 8 basis points, primarily due to interest on Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $94,000 for the nine months ended September 30, 2017, a decrease of $185,000 from the provision of $279,000 for the nine months ended September 30, 2016. The decreased provision was a result of a decrease in our loan originations and principal collections net, of $23.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Noninterest Income. Noninterest income increased $688,000, or 97.5%, to $1.4 million for the nine months ended September 30, 2017 from $706,000 for the nine months ended September 30, 2016, primarily due to an increase in the gain on sales of available-for-sale securities, net to $1.2 million for the nine months ended September 30, 2017, from $572,000 for the nine months ended September 30, 2016.

Noninterest Expense. Noninterest expense increased $469,000, or 13.9%, to $3.8 million for the nine months ended September 30, 2017 from $3.4 million for the nine months ended September 30, 2016. Noninterest expense increased primarily due to an increase to salary and employee benefits, occupancy expenses, advertising and other expenses, partially offset by a decrease in other professional services and audits and examinations.

Salaries and employee benefit expense increased $357,000, or 17.2%, to $2.4 million for the nine months ended September 30, 2017 from $2.1 million for the nine months ended September 30, 2016, primarily due to an increase in stock based compensation, new hires, normal salary increases and increases in payroll taxes. Occupancy expenses increased $80,000, or 35.2%, to $307,000 for the nine months ended September 30, 2017 from $227,000 for the nine months ended September 30, 2016, as a result of the renovation that began in September 2017 and accelerating depreciation on selected fixed assets. Data processing expenses increased $28,000, or 10.4%, to $297,000 for the nine months ended September 30, 2017, from $269,000 for the nine months ended September 30, 2016. The increase was primarily due to the beginning stages of purchasing software and preparing systems to provide online account opening to customers. Advertising expenses increased $32,000, or 28.1%, to $146,000 for the nine months ended September 30, 2017, from $114,000 for the nine months ended September 30, 2016. Printing and supplies expense increased $12,000, or 46.2%, to $38,000 for the nine months ended September 30, 2017, from $26,000 for the nine months ended September 30, 2016. The increases in advertising expense and printing and supplies expense are due primarily to the Bank’s re-branding efforts of changing the Bank’s name and logo to Melrose Bank, in conjunction with the online account opening project. Other expenses increased $47,000, or 45.2%, to $151,000 for the nine months ended September 30, 2017, from $104,000 for the nine months ended September 30, 2016. The increase in other expenses was primarily due to the Bank recording an off-balance sheet reserve of $19,000 during the nine months ended September 30, 2017. The increases were partially offset by a decrease in other professional services expense of $48,000, or 17.3%, to $230,000 for the nine months ended September 30, 2017, from $278,000 for the nine months ended September 30, 2016. The decrease in other professional services was primarily due to additional legal services associated with the 2015 Equity Incentive Plan and strategic planning occurring during the nine months ended September 30, 2016. In addition, there was a decrease in the audit and examination expense, including the FDIC Assessment, of $44,000, or 17.6%, to $205,000 for the nine months ended September 30, 2017, from $249,000 for the nine months ended September 30, 2016. The decrease in audit and examination expense was primarily the result of a $31,000, or 36.0%, decrease in the FDIC assessment based on the result of management’s re-evaluation of the terms and charges assessed.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the nine months ended September 30, 2017 was $917,000 compared to $448,000 for the nine months ended September 30, 2016. The increase in income tax expense period over period is consistent with the increase in pre-tax income of $1.2 million, or 91.9%, to $2.5 million for the nine months ended September 30, 2017 from $1.3 million for the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017 and September 30, 2016 was 36.7% and 34.4%, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2017 and 2016 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the nine months ended September 30, 2017 and 2016 are annualized.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017			2016
(Dollars in Thousands)	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
Interest-earning assets:
Loans	$224,413	$6,025	3.58%	$178,295	$4,753	3.55%
Securities (1)	31,157	449	1.92%	38,626	631	2.18%
Other interest-earning assets	19,596	112	0.76%	21,812	41	0.25%

Total interest-earning assets	275,166	6,586	3.19%	238,733	5,425	3.03%

Non-interest earning assets	9,166			8,254

Total assets	$284,332			$246,987

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,209	$54	0.22%	$32,651	$48	0.20%
Certificates of deposit	118,485	1,166	1.31%	103,773	1,025	1.32%
Money market accounts	37,407	103	0.37%	35,438	98	0.37%
NOW accounts	13,670	16	0.16%	14,290	15	0.14%

Total interest-bearing deposits	202,771	1,339	0.88%	186,152	1,186	0.85%
Borrowings	19,267	217	1.50%	292	—	0.00%

Total interest-bearing liabilities	222,038	1,556	0.93%	186,444	1,186	0.85%
Demand deposit accounts	17,533			15,764
Other noninterest-bearing liabilities	470			596

Total liabilities	240,041			202,804
Stockholders’ equity	44,291			44,183

Total liabilities and stockholders’ equity	$284,332			$246,987

Net interest income		$5,030			$4,239

Net interest rate spread (2)			2.26%			2.18%
Net interest-earning assets (3)	$53,128			$52,289

Net interest margin (4)			2.44%			2.37%

Average of interest-earning assets to interest-bearing liabilities	123.93%			128.05%

(1)	No tax equivalent adjustment was applied to tax exempt income for the nine months ended September 30, 2017 and 2016 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Nine months ended September 30, 2017, compared to nine months ended September 30, 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,238	$34	$1,272
Securities (2)	(113)	(69)	(182)
Other interest-earning assets (3)	(4)	75	71

Total interest-earning assets	1,121	40	1,161

Interest-bearing liabilities
Deposits:
Savings accounts	1	5	6
Certificates of deposit	145	(4)	141
Money market accounts	5	—	5
NOW accounts	(1)	2	1

Total interest-bearing deposits	150	3	153
Borrowings	217	—	217

Total interest-bearing liabilities	367	3	370

Change in net interest income	$754	$37	$791

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	During the nine months ended September 30, 2017 (unaudited), 1,336 shares of common stock were repurchased, as a result of the first annual installment of the stock options vesting. The Company was required to purchase these shares for the payment of income taxes withheld in the stock based award activity.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through September 30, 2017	1,336	16.80	1,336	N/A

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: November 13, 2017	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: November 13, 2017	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer