Form 10-K
period 2017-12-31
Melrose Bancorp, Inc.
filed 2018-03-16
CIK 1600890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2017.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017 ($17.90), was approximately $46.6 million.

As of March 16, 2018, there were 2,600,743 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Part III of the 2018 proxy statement.

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

At December 31, 2017, Melrose Bancorp had consolidated assets of $307.5 million, liabilities of $262.5 million and stockholders’ equity of $45.0 million.

Melrose Bancorp uses the support staff and offices of Melrose Cooperative Bank and pays Melrose Cooperative Bank for these services. If we expand or change our business in the future, we may hire our own employees although we do not expect that this will happen in the near future.

Melrose Bancorp is a registered bank holding company and is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. Melrose Bancorp’s executive and administrative office is located at 638 Main Street, Melrose, Massachusetts 02176, and our telephone number at this address is (781) 665-2500. Our website address is www.melrosebank.com. Information on this website should not be considered a part of this annual report.

Melrose Cooperative Bank

Melrose Cooperative Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. Melrose Cooperative Bank was incorporated in 1890 and has operated continuously in or around the surrounding area of Melrose, Massachusetts since that time.

At December 31, 2017, the Bank had total assets of $302.4 million, total liabilities of $266.4 million and total equity of $36.0 million.

We provide financial services to individuals, families and businesses through our full-service banking office in Melrose, Massachusetts. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and home equity loans and lines of credit. To a lesser extent, we also originate commercial real estate, construction and consumer loans. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, money market accounts and demand and NOW accounts. The Bank offers online and mobile banking services, and in 2018 will be adding online account opening for New England residents.

Generally, we retain in our portfolio all adjustable-rate loans that we originate, as well as fixed-rate one- to four-family residential real estate loans with terms of 15 years or less. Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold the majority of our fixed-rate one- to four-family residential real estate loans with terms of greater than 15 years outside of our community reinvestment act (CRA) area on a servicing-released basis. During the years ended December 31, 2017 and 2016, we did not originate any loans for sale and sold no fixed-rate one- to four-family residential mortgage loans, including refinances, opting instead to hold those fixed rate loans in our portfolio as part of our growth strategy. We also purchased adjustable rate one- to four-family residential mortgage loans in 2016 and 2017.

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

Our website address is www.melrosebank.com. Information on this website should not be considered a part of this annual report.

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

Based on the estimated 2016 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in November 2017, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area had an unemployment rate of 3.0% compared to the national unemployment rate of 3.9%.

Based on United States census estimates, from 2010 to 2016, the population of Middlesex County increased marginally from 1.50 million persons to 1.59 million persons. In 2016 the median household income for Middlesex County was $89,019 compared to median household income for Massachusetts of $70,954 and $55,322 for the United States.

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

We are a small community savings institution and as of June 30, 2017 (the latest date for which information is available), our market share was 0.38% of total Federal Deposit Insurance Corporation (FDIC)-insured deposits in Middlesex County, Massachusetts making us the 36th largest out of 55 financial institutions in Middlesex County.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans and home equity loans and lines of credit. To a lesser extent, we also originate commercial real estate loans, construction loans and consumer loans. In recent years, we have modestly increased our commercial real estate loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. Historically, we originated for sale and sold the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

During 2016 the Bank’s strategy shifted and no loans were originated for sale or sold. Instead the Bank started purchasing one- to four-family residential real estate loans from two well-established mortgage companies in our local market. Purchasing one- to four-family residential real estate loans continued throughout 2017. Prior to purchase the Bank underwrites the loans to ensure credit quality consistent with the Bank’s lending policy, and reviews all closing documentation. Loans are purchased up to the Bank’s legal lending limit, for properties located in Massachusetts and generally within our primary lending market.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$189,763	75.3%	$168,111	78.7%	$132,237	82.3%	$118,144	87.9%	$118,328	89.4%
Home equity loans and lines of credit	11,585	4.6	10,720	5.0	10,862	6.8	10,811	8.1	10,037	7.6
Commercial	34,686	13.8	23,011	10.7	13,251	8.2	2,462	1.8	2,052	1.5
Construction(1)	15,853	6.3	11,738	5.5	4,303	2.6	2,787	2.1	1,871	1.4
Consumer loans	44	—	71	0.1	121	0.1	146	0.1	121	0.1

Total loans	251,931	100.0%	213,651	100.0%	160,774	100.0%	134,350	100.0%	132,409	100.0%

Other items:
Allowance for loan losses	(1,134)		(890)		(580)		(520)		(510)
Deferred loan costs, net	35		32		109		80		96
Unamortized premiums	485		372		—		—		—

Net loans	$251,317		$213,165		$160,303		$133,910		$131,995

(1)	Net of undisbursed proceeds on loans-in-process.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One- to Four-Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Loans		Construction Loans		Consumer Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ending December 31,	(Dollars in thousands)
2018	$73	4.61%	$15	4.50%	$1,046	4.53%	$8,553	4.72%	$11	18.00%	$9,698	4.34%
2019	177	3.23	48	4.50	—	—	7,300	4.96	6	4.99	7,531	4.25
2020	221	3.26	—	—	40	4.13	—	—	—	—	261	3.35
2021 to 2022	2,024	3.49	51	5.08	—	—	—	—	6	6.49	2,081	3.41
2023 to 2027	14,247	3.18	2,756	4.22	25,557	4.13	—	4.27	21	5.30	42,581	3.77
2028 to 2032	28,604	3.08	763	4.21	112	5.05	—	—	—	—	29,479	3.13
2033 and beyond	144,417	3.48	7,952	3.03	7,931	4.24	—	—	—	—	160,300	3.41

Total	$189,763	3.31%	$11,585	3.91%	$34,686	4.17%	$15,853	4.54%	$44	8.30%	$251,931	3.46%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2017 that are due after December 31, 2018.

	Due After December 31, 2018
	Fixed Rate	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$83,225	$106,465	$189,690
Home equity loans and lines of credit	2,040	9,530	11,570
Commercial	3,353	30,287	33,640
Construction	—	7,300	7,300
Consumer loans	11	22	33

Total	$88,629	$153,604	$242,233

One- to Four-Family Residential Real Estate Lending. The focus of our lending is the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2017, $189.8 million, or 75.3%, of our total loan portfolio consisted of one- to four-family residential real estate loans. At that date, our average outstanding one- to four-family residential real estate loan balance was $206,000 and our largest outstanding residential loan had a principal balance of $2.2 million. At December 31, 2017, our 10 largest one- to four-family residential loans totaled $12.3 million. The majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four- family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the years ended December 31, 2017 and 2016, we originated $22.9 million and $9.2 million of jumbo loans, respectively.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. Prior to January 2014, we offered a 40-year adjustable rate loan product. At December 31, 2017, $106.4 million, or 56.0%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

Historically, we sold the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area. We base the amount of fixed-rate loans that we sell on our liquidity needs, asset/liability mix, loan volume, portfolio size and other factors. The majority of loans that we sold, are sold to the Massachusetts Housing Finance Agency and Northeast Home Loan with servicing released. Consistent with the current strategy, the Bank began purchasing one- to four- family residential loans from two well-established mortgage companies in our local market in the last quarter of 2015. During 2017 and 2016, the Bank purchased $19.5 million and $31.4 million, respectively, in fixed and adjustable rate one- to four-family residential mortgages.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. During the year ended December 31, 2017, we originated 65 one-to-four family residential real estate loans totaling $27.0 million with adjustable rates of interest.

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

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2017, we had $11.6 million, or 4.6%, of our total loan portfolio, in home equity loans and lines of credit. Home equity lines of credit totaled $11.4 million at December 31, 2017, with $14.1 million of unused commitments related to the home equity lines of credit.

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

Commercial Real Estate Lending. Consistent with our strategy to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial real estate loans. At December 31, 2017, we had $32.7 million in commercial real estate loans, representing 13.0% of our total loan portfolio. In addition to commercial real estate loans, we offer commercial lines of credit that are secured by the real estate investment properties. At December 31, 2017, we had $2.0 million, or 0.8%, of our total loan portfolio in commercial lines of credit. At that date we also had $3.3 million of unused commitments related to commercial lines of credit. The majority of the commercial real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See “ – Originations, Sales and Purchases of Loans.”

Generally, our permanent commercial real estate loans have amortization periods up to 30 years if they are primarily secured by multi-family residences, over 25 years if they are primarily secured by a property that is utilized for commercial business purposes. Generally, these loans have adjustable rates of interest tied to the U.S. Treasury Index.

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

Our regulatory limit on loans-to-one borrower was $5.3 million at December 31, 2017. We generally target commercial real estate loans with balances of up to the lesser of $4.0 million or our legal lending limit. At December 31, 2017, our average outstanding commercial real estate loan balance was $728,000 and our largest outstanding commercial real estate loan had a principal balance of $2.8 million. At December 31, 2017, our 10 largest loans totaled $18.4 million, all of which are commercial real estate loans.

Construction Loans. We also originate construction loans for one- to four-family residential real estate properties and commercial properties. At December 31, 2017, $15.9 million, or 6.3% of our total loan portfolio, consisted of construction loans secured by one- to four-family residential real estate or commercial real estate.

Our construction loans are primarily secured by properties located within our primary market area. We generally do not originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential or commercial properties.

Construction loans for one- to four-family residential real estate properties are generally originated with adjustable rates and a maximum loan to value ratio of 80%. Construction loans for commercial real estate are originated with a maximum loan to value ratio of 75%. At December 31, 2017, our largest construction loan had a principal balance of $2.9 million and was secured by commercial real estate in our market area. This loan was performing in accordance with its terms at December 31, 2017.

Construction loans are “interest-only” loans during the construction period which typically does not exceed 12 months and may convert to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended up to an additional 12 months. At December 31, 2017, the additional unadvanced portions of these construction loans totaled $2.3 million.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by passbook accounts. At December 31, 2017, our consumer loan portfolio totaled $44,000.

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

In the low interest rate environment that has existed in recent years, we generally originated for sale and sold the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2017, we did not sell any one- to four-family residential real estate loans, and based on our current strategy we opted to hold for investment all long term fixed-rate loans we originated in 2017.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2017, the Bank purchased two participation loans totaling $3.5 million. At December 31, 2017, we had a total of seven participation loans purchased, and our outstanding balance amounted to $6.7 million. We may participate out portions of a loan that exceed our loans-to-one borrower legal lending limit and for risk diversification.

At December 31, 2017, we had one commercial real estate loan participation in which we were the lead bank, with an outstanding balance of $2.8 million, of which we own $1.8 million and sold the remaining $1.0 million.

The following table shows our loan originations, purchases, and principal repayment activities during the years indicated. During 2017, 2016 and 2015, the Bank did not originate for sale or sell any loans. During 2014 and 2013 we originated for sale and sold $1.8 million and $5.2 million, respectively, of loans held-for-sale. These loans are not included in the table.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Total loans at beginning of period	$213,651	$160,774	$134,350	$132,409	$126,119

Loans originated:
Real estate loans:
One-to four-family residential	29,117	30,877	30,809	19,847	23,616
Home equity loans and lines of credit	1,212	1,598	1,853	662	392
Commercial	11,285	11,811	9,625	—	—
Commercial lines of credit	1,870	—	50	—	—
Construction	7,564	6,752	3,015	2,040	1,308
Consumer loans	11	19	37	122	17

Total loans originated	51,059	51,057	45,389	22,671	25,333

Other:
Loans purchased:
One-to four-family residential	19,496	31,400	2,835	—	—
Commercial	3,500	3,100	—	—	—
Principal repayments	(45,715)	(39,859)	(29,863)	(30,195)	(26,932)
Advances on construction and home equity lines of credit	9,940	7,179	8,063	9,465	7,889

Net loan activity	38,280	52,877	26,424	1,941	6,290

Total loans at end of period	$251,931	$213,651	$160,774	$134,350	$132,409

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 15% of our capital, in accordance with the FDIC regulations, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2017, our regulatory limit on loans-to-one borrower was $5.3 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At December 31, 2017, our internal limit was $4.0 million but exceptions to this limit can be approved by the Bank’s Security Committee and/or Board of Directors. At December 31, 2017, our largest lending relationship consisted of three loans totaling $4.4 million secured by commercial real estate in our market area. This loan relationship was approved as an exception to the Bank’s policy prior to funding and performing in accordance with its original repayment terms at December 31, 2017. Our second largest relationship at this date was two loans totaling $3.9 million secured by commercial real estate in our market area that was performing in accordance with its terms.

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

Our President and our Vice President – Lending each have individual approval authority of up to the Federal Housing Finance Authority (“FHFA”) conforming guidelines for one- to four-family residential real estate loans. One- to four-family residential real estate loans above the current FHFA limit, up to $1.0 million, require the approval of at least two authorized employees or Security Committee members. All loans or relationships that are greater than $1.0 million require the approval of the full board of directors. All commercial real estate loans regardless of amount require the approval of the Security Committee. Additionally, our policies and loan approval limits which are established by the board of directors provide various lending approval authorities for other designated individual employees or employees acting together.

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

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2017
Real estate loans:
One-to four-family residential	3	$472	—	$—	3	$472
Home equity loans and lines of credit	1	189	—	—	1	189
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	4	$661	—	$—	4	$661

At December 31, 2016
Real estate loans:
One-to four-family residential	3	$527	—	$—	3	$527
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	3	$527	—	$—	3	$527

At December 31, 2015
Real estate loans:
One-to four-family residential	3	$600	1	$68	4	$668
Home equity loans and lines of credit	—	—	1	197	1	197
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	3	$600	2	$265	5	$865

At December 31, 2014
Real estate loans:
One-to four-family residential	6	$939	1	$113	7	$1,052
Home equity loans and lines of credit	1	198	1	4	2	202
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	1	1	—	—	1	1

Total	8	$1,138	2	$117	10	$1,255

At December 31, 2013
Real estate loans:
One-to four-family residential	12	$1,384	1	$102	13	$1,486
Home equity loans and lines of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	12	$1,384	1	$102	13	$1,486

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$189	$9	$68	$421	$336
Home equity loans and lines of credit	—	—	197	202	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total non-accrual loans	189	9	265	623	336

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total loans delinquent 90 days or greater and still accruing	—	—	—	—	—

Total non-performing loans	189	9	265	623	336

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

Total real estate owned and foreclosed assets	—	—	—	—	—

Total non-performing assets	189	9	265	623	336

Performing troubled debt restructurings	99	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$288	$9	$265	$623	$336

Ratios:
Non-performing loans as a percentage of total loans	0.11%	0.00%	0.16%	0.46%	0.25%
Non-performing assets as a percentage of total assets	0.09%	0.00%	0.11%	0.29%	0.17%

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1,000. There was no interest income recognized on such loans for the year ended December 31, 2017.

Non-Performing Loans. At December 31, 2017, we had one loan secured by one- to four-family residential real estate totaling $189,000 that was on non-accrual status.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Troubled Debt Restructurings. Loans are classified as troubled debt restructured when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans would generally be one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We had one troubled debt restructuring during the year ended December 31, 2017 totaling $100,000, and none during the year ended December 31, 2016.

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

The following table sets forth our amounts of classified assets and assets designated as special mention at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Classified Assets:
Substandard (1)	$—	$287	$563	$596	$324
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total classified assets	$—	$287	$563	$596	$324

Special Mention	$—	$—	$—	$—	$—

(1)	As of December 31, 2017 the one non-accrual loan totaling $189,000 was not classified because management expects full payment of principal and interest. As of December 31, 2016 the one non-accrual loan totaling $9,000 was not classified because management expects full payment of principal and interest. As of December 31, 2015 all non-accrual loans were classified. As of December 31, 2014, one non-accrual loan totaling $27,000 was not classified because management expected full payment of principal and interest. As of December 31, 2013, one non-accrual loan totaling $12,000 was not classified because management expected full payment of principal and interest.

Other Loans of Concern. There were no other loans at December 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We did not make any changes to our policies or methodology pertaining to the general component of our allowance for loan losses during 2017. We will continue to monitor all items involved in the allowance calculation closely.

We recorded provisions for loan losses of $245,000 and $310,000 for the years ended December 31, 2017 and 2016, respectively. The allowance for loan losses was $1.1 million, or 0.5% of total loans, at December 31, 2017, compared to $890,000, or 0.4% of total loans, at December 31, 2016. At these dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$890	$580	$520	$510	$474

Charge-offs:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	(1)
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	(1)	—	—	—	(1)

Total charge-offs	(1)	—	—	—	(2)

Recoveries:
Real estate loans:
One-to four-family residential	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Consumer loans	—	—	—	—	1

Total recoveries	—	—	—	—	1

Net (charge-offs) recoveries	(1)	—	—	—	(1)

Provision for loan losses	245	310	60	10	37

Balance at end of period	$1,134	$890	$580	$520	$510

Ratios:
Net (charge-offs) recoveries as a percentage of average loans outstanding	0.00%	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of non-performing loans at period end	600.00%	9,888.89%	218.87%	83.47%	151.79%
Allowance for loan losses as a percentage of total loans receivable at period end (1)	0.45%	0.42%	0.36%	0.39%	0.39%

(1)	Total loans does not include net deferred loan costs.

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

	At December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocated allowance:
Real estate loans:
One- to four-family residential	$481	75.3%	$418	78.7%	$331	82.3%	$414	87.9%	$414	89.4%
Home equity loans and lines of credit	52	4.6	49	5.0	49	6.8	58	8.1	55	7.6
Commercial	472	13.8	276	10.7	150	8.2	25	1.8	20	1.5
Construction	107	6.3	117	5.5	40	2.6	21	2.1	14	1.4
Consumer loans	1	0.0	1	0.1	1	0.1	1	0.1	1	0.1

Total allocated allowance	1,113	100.0%	861	100.0%	571	100.0%	519	100.0%	504	100.0%

Unallocated allowance	21		29		9		1		6

Total	$1,134		$890		$580		$520		$510

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Boston (FHLB) stock. While we have the authority under applicable law to invest in derivative securities, we have not invested in derivative securities.

At December 31, 2017, our investment portfolio consisted primarily of corporate debt securities, U.S. government and federal agency obligations, preferred stock, mortgage-backed securities, municipal obligations and marketable equity securities.

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

At the time of purchase, we designate a security as held-to-maturity or available-for-sale depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are currently classified as available-for-sale. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2017, we had $9.3 million of securities which were subject to redemption by the issuer prior to their stated maturity.

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

During 2017 and 2016, there were no securities declared other-than-temporarily impaired.

At December 31, 2017, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

In 2017, the Bank changed its investment strategy in regard to marketable equity securities based on the January 2016, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to include a requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of investee) be measured at fair value with changes in fair value recognized in net income effective for fiscal years beginning after December 15, 2018. In January 2016, at the time the ASU was issued, the Bank had two equity investments with Vanguard, with a fair-value of $4.9 million, and unrealized holding gains of $2.1 million. At this time, based on the current gain position, the Bank decided to sell off all shares of the Vanguard equity investments evenly over a three year period, prior to the effective date of ASU 2016-01. During the year ended December 31, 2017, 27,840 shares of Vanguard stock were sold, proceeds from the sale were $2.6 million, and realized gains on the sale were $1.4 million. During the year ended December 31, 2016, 23,690 shares of Vanguard stock were sold, proceeds from the sale were $1.0 million, and realized gains on the sale were $940,000.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2017, we had $6.1 million in bank-owned life insurance.

Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. At the dates presented, all investment securities were classified as available-for-sale.

	At December 31,
	2017		2016		2015
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$5,390	$5,325	$5,819	$5,688	$8,851	$8,770
Debt securities issued by states of the United States and political subdivisions of the states	2,898	2,881	2,695	2,656	2,408	2,398
Corporate bonds and notes	11,364	11,294	12,537	12,493	13,540	13,508
Preferred stock	3,000	3,013	3,000	2,938	3,000	3,029
Mortgage-backed securities	1,495	1,448	1,498	1,432	2,232	2,166

Total debt securities	24,147	23,961	25,549	25,207	30,031	29,871

Marketable equity securities:
Mutual funds:
GNMA funds	—	—	—	—	4,145	4,123
Corporate bonds	—	—	—	—	3,103	3,103
Short-term bonds	1,683	1,691	3,517	3,520	3,453	3,457
Stock market index funds	363	844	1,555	3,104	2,482	4,589

Total marketable equity securities	2,046	2,535	5,072	6,624	13,183	15,272

Total securities available-for-sale	$26,193	$26,496	$30,621	$31,831	$43,214	$45,143

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio, excluding our marketable equity securities and preferred stock without maturities, at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$—	—%	$3,307	1.29%	$853	—%	$1,230	1.71%	$5,390	1.54%
Debt securities issued by states of the United States and political subdivisions of the states	—	—	771	3.34	1,902	3.13	225	3.00	2,898	3.19
Corporate bonds and notes	3,499	1.23	7,368	2.09	497	1.38	—	—	11,364	1.80
Preferred stock with maturities	—	—	1,000	3.50	—	—	1,000	4.88	2,000	4.19
Mortgage-backed securities	—	—	—	—	310	7.25	1,185	2.83	1,495	3.75

Total (1)	$3,499	2.23%	$12,446	2.14%	$3,562	3.43%	$3,640	3.33%	$23,147	2.29%

(1)	Not included in the above table is a preferred stock classified as a debt security that has no stated maturity, an amortized cost basis of $1.0 million, a fair value of $1.0 million and a yield of 5.20%.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have not historically used borrowings, but during 2017 and 2016 the Bank borrowed $19.0 million and $10.0 million, respectively, from the FHLB. The borrowings consist of seven fixed rate advances, four for $5.0 million, and three for $3.0 million, at interest rates ranging from 1.42% to 2.37%, all with terms of three years. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, money market accounts, savings accounts, NOW accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2017, our core deposits, which are deposits other than certificates of deposit, were $106.8 million, representing 45.8% of total deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Demand deposits	$17,147	7.7%	—%	$16,280	7.9%	—%	$13,604	7.9%	—%
Savings accounts	33,584	15.1	0.21	32,750	16.0	0.21	31,574	18.4	0.21
Certificates of deposit	120,372	54.0	1.34	106,624	51.9	1.31	77,231	45.1	1.38
Money market accounts	37,402	16.8	0.37	35,731	17.4	0.37	35,072	20.5	0.37
NOW accounts	14,413	6.4	0.22	13,960	6.8	0.10	13,960	8.1	0.10

Total	$222,918	100.0%	0.83%	$205,345	100.0%	0.79%	$171,441	100.0%	0.74%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(In thousands)
Interest Rate:
Less than 1.00%	$5,884	$12,719	$18,421
1.00% to 1.99%	119,035	97,831	66,077
2.00% to 2.99%	1,139	3,026	2,838
3.00% and greater	62	30	—

Total	$126,120	$113,606	$87,336

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2017.

	At December 31, 2017 Period to Maturity
	Less than or equal to One Year	More than One to Two Years	More than Two to Three Years	More than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate:
Less than 1.00%	$5,872	$12	$—	$—	$5,884	4.7%
1.00% to 1.99%	95,369	12,480	1,638	9,548	119,035	94.4
2.00% to 2.99%	770	172	—	197	1,139	0.9
3.00% and greater	62	—	—	—	62	0.0

Total	$102,073	$12,664	$1,638	$9,745	$126,120	100.0%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $80.1 million. The following table sets forth the maturity of these certificates as of December 31, 2017.

At December 31, 2017
(In thousands)
Three months or less	$21,950
Over three months through six months	14,984
Over six months through one year	29,249
Over one year to three years	8,798
Over three years	5,163

Total	$80,144

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Melrose Cooperative Bank is eligible to obtain advances upon the security of the FHLB stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. The remaining maximum borrowing capacity with the FHLB at December 31, 2017 was approximately $81.7 million subject to the purchase of additional FHLB stock. The Company had borrowings of $29.0 million and $10.0 million at December 31, 2017 and 2016, respectively. Additionally, at December 31, 2017, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Subsidiary and Other Activities

Melrose Bancorp, Inc. has one subsidiary, Melrose Cooperative Bank.

Melrose Cooperative Bank has one subsidiary, MCBSC, Inc., a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on MCBSC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Melrose Cooperative Bank. At December 31, 2017, MCBSC, Inc. had total assets of $22.5 million, almost all of which were in securities.

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

Personnel

As of December 31, 2017, we had 27 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available by written request to: Melrose Bancorp, Inc. 638 Main Street, Melrose, Massachusetts 02176, Attention: Corporate Secretary.

REGULATION AND SUPERVISION

General

Melrose Cooperative Bank is a Massachusetts stock co-operative bank and is the wholly owned subsidiary of Melrose Bancorp, Inc., a Maryland corporation, which is a registered bank holding company. Melrose Cooperative Bank’s deposits are insured up to applicable limits by the FDIC, and by the Share Insurance Fund of the Co-Operative Central Bank of Massachusetts for amounts in excess of the FDIC insurance limits. Melrose Cooperative Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Melrose Cooperative Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Melrose Cooperative Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Melrose Cooperative Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the FHLB System.

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

On January 17, 2018, the Board of Directors declared a special dividend on the Company’s common stock of $0.34 per share. This is the first dividend declared by the Company, and was paid on February 14, 2018 to stockholders of record as of January 29, 2018.

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

Loans to One Borrower Limitations. In accordance with FDIC regulation the total obligations to one borrower may not exceed 15% of the total of the Bank’s capital, or $5.3 million.

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

Beginning in April 2015, Massachusetts law provides that a Massachusetts bank must comply with Regulation O of the Federal Reserve Board. See “– Federal Banking Regulation – Transactions with Related Parties.”

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that begin phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

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

At December 31, 2017, Melrose Cooperative Bank’s capital exceeded all regulatory requirements.

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

At December 31, 2017, Melrose Cooperative Bank met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 54 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Melrose Cooperative Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Boston, Melrose Cooperative Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2017, Melrose Cooperative Bank was in compliance with this requirement.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Melrose Bancorp qualifies as an emerging growth company under the JOBS Act, until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the sale of common equity securities of the company, or fiscal year beginning January 1, 2020.

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

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

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

ITEM 1B. Unresolved Staff Comments

The presentation of Unresolved Staff Comments is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 2. Properties

As of December 31, 2017, the net book value of our properties was $1.8 million. The following table sets forth information regarding our offices:

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:	Owned	1934	$1,399
638 Main Street Melrose, Massachusetts 02176

Other Properties:	Owned	1999	$390
630 Main Street Melrose, Massachusetts 02176

ITEM 3. Legal Proceedings

At December 31, 2017, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “MELR.” The approximate number of holders of record of Melrose Bancorp common stock as of March 10, 2018 was 250. Certain shares of Melrose Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Our common stock is listed on NASDAQ Global Select Market under the symbol “ MELR.” The following table presents the high and low intra-day sales prices for our common stock for the periods indicated. We did not pay any dividends during the periods presented.

	2017
Sales Price Per Share	High	Low
Fourth quarter	$20.00	$18.65
Third quarter	$20.00	$17.40
Second quarter	$18.00	$16.75
First quarter	$18.10	$16.20

	2016
Sales Price Per Share	High	Low
Fourth quarter	$18.00	$14.90
Third quarter	$15.63	$14.70
Second quarter	$15.85	$14.60
First quarter	$15.36	$14.86

Melrose Bancorp paid its first cash dividend, of $0.34 per share, on its common stock in February 2018. Dividend payments by Melrose Bancorp are dependent, in part on dividends it receives from Melrose Cooperative Bank, because Melrose Bancorp has no source of income other than dividends from Melrose Cooperative Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Melrose Bancorp and interest payments with respect to Melrose Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business – Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	Melrose Bancorp, Inc 2015 Equity Incentive Plan	268,500	$15.13	127,640
Equity compensation plans not approved by stockholders	None	—	—	—
Total		268,500	$15.13	127,640

(e) Stock Repurchases. From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. At that date, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

During the twelve months ended December 31, 2017, 1,336 shares of common stock were repurchased, as a result of the first annual installment of the stock awards vesting. This stock transaction was not part of the Company’s stock repurchase plan; the Company was required to purchase these shares for the payment of income taxes withheld on vested restricted stock awards.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6. Selected Financial Data

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.62%	0.56%	0.28%	-0.08%	0.37%
Return on average stockholders equity	4.00%	3.23%	1.06%	-1.70%	3.61%
Average stockholders equity to average assets	15.40%	17.44%	26.54%	4.90%	10.37%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Melrose Bancorp and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit, and to a much lesser extent, commercial real estate loans, construction loans and consumer loans.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of fees and service charges, gains on sales of loans, gains net of writedowns of securities, and income on bank-owned life insurance. Noninterest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, advertising, professional fees, federal deposit insurance assessments, and other expense, consisting primarily of other general and administrative expenses.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is not a significant difference in the presentation of our financial statements as compared to other public companies as a result of this transition guidance.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total assets increased $38.9 million, or 14.5%, to $307.5 million at December 31, 2017 from $268.6 million at December 31, 2016. The increase was primarily the result of increases in net loans and cash and cash equivalents, partly offset by a decrease in available-for-sale securities.

Cash and cash equivalents increased $3.8 million, or 27.6%, to $17.6 million at December 31, 2017 from $13.8 million at December 31, 2016. The increase was primarily the result of an increase in federal funds sold of $4.7 million, to $4.7 million at December 31, 2017 from $0 at December 31, 2016, and an increase in money market funds of $1.9 million, or 90.5%, to $4.0 million at December 31, 2017 from $2.1 million at December 31, 2016. These increases were partially offset by a decrease in cash and due from banks of $2.8 million, or 23.9%, to $8.9 million at December 31, 2017 from $11.7 million at December 31, 2016. The increase in cash and cash equivalents was the result of an increase in deposits, the sale of available-for-sale securities, and borrowings from the FHLB.

Securities available-for-sale decreased $5.3 million, or 16.7%, to $26.5 million at December 31, 2017 from $31.8 million at December 31, 2016. The decrease during 2017 was a result of $9.9 million in proceeds from sales, maturities and calls of available-for-sale securities, partially offset by $4.2 million in purchases of available-for-sale securities. The proceeds from the sales, maturities, and calls were re-invested and used to fund new loan originations.

FHLB stock increased $836,000, or 86.7%, to $1.8 million at December 31, 2017 from $964,000 at December 31, 2016. The increase in FHLB stock was the result of an increase of $19.0 million, or 190.0%, in FHLB borrowings to $29.0 million at December 31, 2017, from $10.0 million at December 31, 2016. The Bank borrowed from the FHLB to fund new loan originations.

Net loans increased $38.1 million, or 17.9%, to $251.3 million at December 13, 2017 from $213.2 million at December 31, 2016. The increase in net loans in 2017 was due primarily to an increase of $21.7 million, or 12.9%, in one-to-four family residential loans, an increase of $11.7 million, or 50.7%, in commercial real estate loans, as well as an increase of $4.1 million, or 35.1%, in commercial construction loans during the year, partially offset by an increase in the allowance for loan losses of $244,000, or 27.4%, to $1.1 million at December 31, 2017 from $890,000 at December 31, 2016. The increase in one- to four- family residential real estate loans includes loan purchases of $19.5 million for the year ended December 31, 2017.

At December 31, 2017 our investment in bank-owned life insurance was $6.1 million, an increase of $216,000, or 3.7%, from $5.9 million at December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $18.1 million, or 8.5%, to $232.9 million at December 31, 2017 from $214.8 million at December 31, 2016. The increase in deposits was due to an increase of $12.5 million, or 11.02%, in certificates of deposits, an increase of $1.5 million, or 3.9%, in money market accounts, and an increase of $3.9 million, or 29.9%, in NOW accounts, and an increase of $1.6 million, or 4.9%, in savings accounts; offset of by a decrease of $1.4 million, or 8.0%, in demand deposit accounts.

Total borrowings increased $19.0 million, or 190.0%, to $29.0 million at December 31, 2017 from $10.0 million at December 31, 2016. The borrowings consist of seven fixed rate advances, four for $5.0 million, and three for $3.0 million, at interest rates ranging from 1.42% to 2.37%, all with terms of three years. The funds from the borrowings were used to fund new loan originations. The remaining borrowing capacity with the FHLB was approximately $81.7 million.

Total stockholders’ equity increased $1.7 million, or 3.9%, to $45.0 million at December 31, 2017 from $43.3 million at December 31, 2016. The increase in stockholders’ equity in 2017 was primarily due to earnings of $1.8 million for the year, partly offset by a decrease in accumulated other comprehensive income of $487,000, or 70.09%, to $209,000 at December 31, 2017 from $696,000 at December 31, 2016.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

General. Net income increased $382,000, or 26.9%, to $1.8 million for the year ended December 31, 2017 from $1.4 million for the year ended December 31, 2016. Net income increased primarily due to an increase of $1.5 million, or 20.7%, in interest and dividend income, and an increase in noninterest income of $408,000, or 33.0%, partially offset by an increase in interest expense of $544,000, or 33.2%, an increase in noninterest expense of $638,000, and an increase in income tax expense of $446,000.

Interest and Dividend Income. Total interest and dividend income increased $1.5 million, or 20.7%, to $8.9 million for the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016 due to an increase in interest and fees on loans of $1.6 million, or 24.2%, to $8.2 million for the year ended December 31, 2017 from $6.6 million for the year ended December 31, 2016. The increase of $1.6 million in interest and fees on loans was the result of an increase in average balance net loans of $42.5 million to $228.7 million at December 31, 2017. The increase is due primarily to new originations and purchases of one-to-four family residential real estate loans and commercial real estate loans as well as increases in the balances of construction loans.

Interest and dividends on securities decreased $196,000, or 24.5%, to $603,000 for 2017 from $799,000 for 2016 resulting from a decrease in the average balance of securities of $6.3 million, or 17.2% and a decrease in the yield on securities of 19 basis points to 1.97% for 2017 from 2.16% for 2016.

Other interest income increased $115,000 for the year ended December 31, 2017 due to interest rate increases at our correspondent banks, which resulted in an increase of 58 basis points to the average yield on other interest-earning assets to 0.84% for 2017 from 0.26% for 2016.

Interest Expense. Interest expense increased $544,000, or 33.2%, to $2.2 million for 2017 from $1.6 million for 2016. The increase was due to an increase in the average balance of interest-bearing deposits of $16.7 million, or 8.8%, to $205.8 million for the year ended 2017 from $189.1 million for 2016 and an increase of four basis points to 0.90% for 2017 from 0.86% for 2016 in the average rate paid on deposits. In addition, interest paid on FHLB borrowings increased $308,000, or 1,400.0%, to $330,000 for 2017 from $22,000 for 2016, due to an increase of $18.8 million in average borrowings during the year.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 17.2%, to $6.8 million for the year ended December 31, 2017 from $5.8 million for the year ended December 31, 2016 primarily due to an increase in average interest-earning assets of $35.5 million, or 14.6%, to $279.6 million at December 31, 2017 from $244.1 million at December 31, 2016, and an increase in the average yield on those assets of 17 basis points to 3.20% for 2017 from 3.03% for 2016. This was partially offset by an increase of $544,000, or 33.2%, in interest on interest-bearing liabilities to $2.2 million for the year ended December 31, 2017 from $1.6 million for the year ended December 31, 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for loan losses,” we recorded a provision for loan losses of $245,000 for the year ended December 31, 2017, a decrease of $65,000, or 21.0%, from the provision of $310,000 for the year ended December 31, 2016.

The provision for loan losses for the year ended December 31, 2017 reflected $1,000 in charge-offs for 2017 and none for 2016. The allowance for loan losses was $1.1 million, or 0.45%, of total loans at December 31, 2017, compared to $890,000, or 0.42%, of total loans at December 31, 2016. Total nonperforming loans were $189,000 at December 31, 2017 compared to $9,000 at December 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 600.0% at December 31, 2017 compared to 9,888.9% at December 31, 2016. All nonperforming loans as of December 31, 2017 were deemed to be collectible in full.

Noninterest Income. Noninterest income increased $408,000, or 33.0%, to $1.6 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016 due primarily to the partial sales of Vanguard mutual funds throughout the year. The Bank owns shares in two mutual funds with Vanguard with a fair value of $844,000 and an unrealized gain of $482,000 at December 31, 2017, and during 2017 recognized gains of $1.4 million on sales of these mutual funds. Based on the current market conditions, the Bank plans to sell remaining shares in the two mutual funds throughout 2018.

There were no securities deemed other-than-temporarily impaired during 2017 or 2016.

Total fees and service charges increased $12,000, or 15.8%, to $88,000 for 2017 from $76,000 for 2016, primarily due to increased overdraft fees and service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased $638,000, or 14.3%, to $5.1 million for the year ended December 31, 2017 from $4.5 million for the year ended December 31, 2016. Noninterest expense increased primarily due to an increase in salaries and employee benefits of $468,000, or 16.9%, to $3.2 million for the year ended December 31, 2017 from $2.8 million for 2016 resulting from additions to staff, normal salary increases, increases in payroll taxes and an increase in stock-based compensation expense of $109,000, or 56.7%, to $300,000 in 2017 from $192,000 for 2016, for the stock options and restricted stock awards granted in May 2016. In addition, occupancy expense increased $75,000, or 25.0%, to $375,000 in 2017 from $300,000 in 2016, due to an adjustment to the estimated useful lives on certain fixed assets as a result of the Bank’s lobby renovation. Advertising expense increased $47,000, or 32.2%, to $193,000 in 2017 from $146,000 in 2016, due to increased marketing efforts as the Bank prepares to launch online account opening services. Data processing expense increased $30,000, or 8.1%, to $400,000 in 2017 from $370,000 in 2016. There was an increase in other expenses of $71,000, or 46.7%, to $223,000 for 2017 from $152,000 in 2016. These increases were partially offset by a decrease of $51,000, or 44%, in the FDIC assessment, based on management’s re-evaluation of the terms and charges assessed.

Income Tax Expense. Income tax expense increased $446,000, or 56.0%, to $1.2 million for 2017 from $796,000 for 2016. The tax expense increase was due to the increase in income before taxes of $828,000, or 37.3%, to $3.0 million for 2017 from $2.2 million for 2016. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), a comprehensive legislation which, among other things, reduced the federal income tax rate for C corporations to 21% effective January 1, 2018. The effective tax rate increased 5.9% as a result of the TCJA.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$228,656	$8,168	3.57%	$186,169	$6,551	3.52%	$142,717	$4,994	3.50%
Securities	30,622	603	1.97%	36,976	799	2.16%	44,714	877	1.96%
Other interest-earning assets (1)	20,285	170	0.84%	20,905	55	0.26%	23,236	35	0.15%

Total interest-earning assets	279,563	8,941	3.20%	244,050	7,405	3.03%	210,667	5,906	2.80%

Non-interest earning assets	9,429			8,270			23,755

Total assets	$288,992			$252,320			$234,422

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,584	$72	0.21%	$32,750	$70	0.21%	$31,574	$65	0.21%
Certificates of deposit	120,372	1,612	1.34%	106,624	1,402	1.31%	77,231	1,067	1.38%
Money market accounts	37,402	138	0.37%	35,731	132	0.37%	35,072	130	0.37%
NOW accounts	14,413	31	0.22%	13,960	14	0.10%	13,960	14	0.10%

Total interest-bearing deposits	205,771	1,853	0.90%	189,065	1,618	0.86%	157,837	1,276	0.80%
Borrowings	21,129	330	1.56%	2,363	22	0.93%	—	—

Total interest-bearing liabilities	226,900	2,183	0.96%	191,428	1,640	0.86%	157,837	1,276	0.80%

Demand deposit accounts	17,147			16,280			13,604
Other noninterest-bearing liabilities	431			596			756

Total liabilities	244,478			208,304			172,197
Stockholders’ equity	44,514			44,016			62,225

Total liabilities and stockholders’ equity	$288,992			$252,320			$234,422

Net interest income		$6,758			$5,765			$4,630

Net interest rate spread (2)			2.24%			2.17%			2.00%
Net interest-earning assets (3)	$52,663			$52,622			$52,830

Net interest margin (4)			2.42%			2.36%			2.19%

Average of interest-earning assets to interest-bearing liabilities	123.21%			127.49%			133.47%

(1)	Includes FHLB stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year ending December 31, 2017 compared to year ending December 31, 2016			Year ending December 31, 2016 compared to year ending December 31, 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,516	$101	$1,617	$1,474	$83	$1,557
Securities (2)	(129)	(67)	(196)	(190)	112	(78)
Other interest-earning assets (3)	(2)	117	115	(3)	23	20

Total interest-earning assets	1,385	151	1,536	1,281	218	1,499

Interest-bearing liabilities
Deposits:
Savings accounts	2	—	2	5	—	5
Certificates of deposit	184	27	211	386	(51)	335
Money market accounts	6	—	6	2	—	2
NOW accounts	—	17	17	—	—	—

Total interest-bearing deposits	192	44	236	393	(51)	342
Borrowings	284	24	308	22	—	22

Total interest-bearing liabilities	476	68	544	415	(51)	364

Change in net interest income	$909	$83	$992	$866	$269	$1,135

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes FHLB stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.

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

The table below sets forth, as of December 31, 2017, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Melrose Cooperative Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Change (1)
+300	$49,062	$(21,854)	(30.8)%	16.1%	(5.3)%
+200	56,386	(14,530)	(20.5)	18.0%	(3.4)
+100	63,660	(7,256)	(10.2)	19.8%	(1.7)
0	70,916	—	—	21.4%	—
-100	76,375	5,459	7.7	22.7%	1.2

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE or Economic Value of Equity at Risk measures Melrose Cooperative Bank’s exposure to equity due to changes in a forecast interest rate environment.
(3)	EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 7.7% increase in economic value of equity. In the event of a 300 basis point increase in interest rates, we would experience a 30.8% decrease in economic value of equity.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $17.6 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017.

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

Net cash provided by operating activities, which consists primarily of net income of $1.8 million, was $1.1 million for the year ended December 31, 2017.

Net cash used in investing activities, which consists primarily of disbursements for purchases of available-for-sale securities and net loan originations, purchases and principal collections, offset by proceeds from sales, maturities and calls of available-for-sale securities, was $34.4 million for the year ended December 31, 2017.

Net cash provided by financing activities, which consists primarily of activity in deposit accounts and borrowings, was $37.1 million for the year ended December 31, 2017. We experienced a net increase in deposits of $18.2 million during the year ended December 31, 2017, consisting primarily of an increase of $12.5 million, or 68.7%, in time deposit accounts. FHLB borrowings also increased $19.0 million, or 190.0%, to $29.0 million for year ended December 31, 2017 from $10.0 million for the year ended December 31, 2016.

At December 31, 2017, we had $2.4 million in commitments to originate loans. In addition to commitments to originate loans, we had $17.6 million in unused lines of credit to borrowers at this date, and $2.3 million due to borrowers on construction loans. Certificates of deposit due within one year of December 31, 2017 totaled $102 million, or 43.8%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional FHLB of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, that based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2017.

We are permitted to borrow funds from the FHLB of Boston and the Co-Operative Central Bank, and at December 31, 2017, the remaining borrowing capacity was approximately $81.7 million from the FHLB of Boston and $5.0 million from the Co-Operative Central Bank. During 2017 the Bank borrowed a total of $19 million from the FHLB of Boston. The borrowings consist of seven fixed rate advances, four for $5.0 million, and three for $3.0 million, at interest rates ranging from 1.42% to 2.37%, all with terms of three years. The interest expense for 2017 associated with the seven borrowings was $330,000. The funds were used to fund the increase in new loan originations.

Melrose Cooperative Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Melrose Cooperative Bank exceeded all regulatory capital requirements. Melrose Cooperative Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Regulations – Capital Requirements” and Note 13 of the Notes to our Consolidated Financial Statements.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15I promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Melrose Bancorp has adopted a Code of Ethics that applies to Melrose Bancorp’s principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.melrosebank.com.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm;

	(B)	Consolidated Balance Sheets at December 31, 2017 and 2016;

	(C)	Consolidated Statements of Income for the years ended December 31, 2017 and 2016;

	(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016;

	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016;

	(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of Melrose Bancorp*

	3.2	Bylaws of Melrose Bancorp*

	4	Form of Common Stock Certificate of Melrose Bancorp*

	10.1	Form of Employment Agreement with Jeffrey D. Jones*

	10.2	Form of Change in Control Agreement with Diane Indorato*

	10.3	Form of Change in Control Agreement with James Oosterman*

	10.4	Form of Employee Stock Ownership Plan*

	10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

	10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

	10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

	10.8	Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

	21	Subsidiaries

	23	Consent of Auditors

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements for the year ended December 31, 2017 and 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.
**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

MELROSE BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Melrose Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Melrose Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We (or our predecessor firm) have served as the Company’s auditor consecutively since 2003.

Portsmouth, New Hampshire

March 16, 2018

Part I. – Financial Information

Item 1. Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$8,903	$11,715
Money market funds	3,963	2,077
Federal funds sold	4,737	—

Cash and cash equivalents	17,603	13,792
Investments in available-for-sale securities, at fair value	26,496	31,831
Federal Home Loan Bank stock, at cost	1,800	964
Loans, net of allowance for loan losses of $1,134 at December 31, 2017 and $890 at December 31, 2016	251,317	213,165
Premises and equipment, net	1,993	1,248
Co-operative Central Bank deposit	886	881
Bank-owned life insurance	6,090	5,874
Accrued interest receivable	702	572
Deferred tax asset, net	364	120
Other assets	275	199

Total assets	$307,526	$268,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$16,180	$17,586
Interest-bearing	216,741	197,180

Total deposits	232,921	214,766
Federal Home Loan Bank advances	29,000	10,000
Other liabilities	612	576

Total liabilities	262,533	225,342

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,600,743 shares at December 31, 2017 and 2,602,079 at December 31, 2016	26	26
Additional paid-in-capital	23,496	23,292
Retained earnings	23,674	21,912
Unearned compensation – ESOP (196,184 shares unallocated at December 31, 2017 and 203,728 shares at December 31, 2016)	(1,961)	(2,037)
Unearned compensation – restricted stock	(451)	(585)
Accumulated other comprehensive income	209	696

Total stockholders’ equity	44,993	43,304

Total liabilities and stockholders’ equity	$307,526	$268,646

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Years Ended December 31,
	2017	2016
Interest and dividend income:
Interest and fees on loans	$8,168	$6,551
Interest and dividends on securities:
Taxable	534	740
Tax-exempt	69	59
Other interest	170	55

Total interest and dividend income	8,941	7,405

Interest expense:
Interest on deposits	1,853	1,618
Interest on Federal Home Loan Bank advances	330	22

Total interest expense	2,183	1,640

Net interest and dividend income	6,758	5,765
Provision for loan losses	245	310

Net interest and dividend income after provision for loan losses	6,513	5,455

Noninterest income:
Fees and service charges	88	76
Gain on sales of available-for-sale securities, net	1,385	1,004
Income on bank-owned life insurance	162	141
Other income	8	14

Total noninterest income	1,643	1,235

Noninterest expense:
Salaries and employee benefits	3,240	2,772
Occupancy expense	375	300
Equipment expense	45	37
Data processing expense	400	370
Advertising expense	193	146
Printing and supplies	48	39
FDIC assessment	65	116
Audits and examinations	201	212
Other professional services	320	328
Other expense	223	152

Total noninterest expense	5,110	4,472

Income before income tax expense	3,046	2,218
Income tax expense	1,242	796

Net income	$1,804	$1,422

Weighted average common shares outstanding:
Basic	2,367,424	2,426,687
Diluted	2,372,297	2,427,498
Earnings per share:
Basic	$0.76	$0.59

Diluted	$0.76	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2017	2016
Net income	$1,804	$1,422
Other comprehensive loss, net of tax:
Net unrealized holding gain on available-for-sale securities	478	285
Reclassification adjustment for net realized gains included in net income	(1,385)	(1,004)

Other comprehensive loss before income tax effect	(907)	(719)
Income tax benefit	378	269

Other comprehensive loss, net of tax	(529)	(450)

Comprehensive income	$1,275	$972

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and 2016

(Dollars In Thousands)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Unearned Compensation – ESOP	Unearned Compensation – RSA	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2015	2,787,579	$28	$25,994	$20,490	$(2,113)	$—	$1,146	$45,545
Net income	—	—	—	1,422	—	—	—	1,422
Other comprehensive loss, net of tax	—	—	—	—	—	—	(450)	(450)
Restricted stock awarded	44,300	—	670	—	—	(670)	—	—
Restricted stock award expense	—	—	—	—	—	85	—	85
Stock option expense	—	—	106	—	—	—		106
Buyback of common stock	(229,800)	(2)	(3,518)	—	—	—	—	(3,520)
Common stock held by ESOP committed to be allocated (7,546 shares)	—	—	40	—	76	—	—	116

Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	—	—	—	1,804	—	—	—	1,804
Other comprehensive loss, net of tax	—	—	—	—	—	—	(529)	(529)
Shares repurchased for tax withholdings on stock-based compensation	(1,336)	—	(22)	—	—	—	—	(22)
Restricted stock award expense	—	—	—	—	—	134	—	134
Stock option expense	—	—	166	—	—	—	—	166
Common stock held by ESOP committed to be allocated (7,544 shares)	—	—	60	—	76	—	—	136
Reclassification adjustment for stranded accumulated other comprehensive income due to tax rate change	—	—	—	(42)	—	—	42	—

Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,804	$1,422
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	144	37
Gain on sales of available-for-sale securities, net	(1,385)	(1,004)
Provision for loan losses	245	310
Change in net deferred loan costs	(3)	77
Change in unamortized premiums	(113)	(372)
Depreciation	187	85
Increase in accrued interest receivable	(130)	(132)
Increase in other assets	(76)	(4)
Increase in other liabilities	36	17
Deferred tax expense	134	71
Income on bank-owned life insurance	(162)	(141)
ESOP expense	136	116
Stock-based compensation expense	300	191

Net cash provided by operating activities	1,117	673

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,214)	(4,991)
Proceeds from sales of available-for-sale securities	4,498	9,321
Proceeds from maturities and calls of available-for-sale securities	5,385	9,230
Purchases of Federal Home Loan Bank stock	(836)	(527)
Increase in Cooperative Central Bank deposit	(5)	—
Loan originations and principal collections, net	(18,785)	(18,286)
Loans purchased	(19,496)	(34,591)
Capital expenditures	(932)	(107)
Premiums paid on bank-owned life insurance	(54)	(503)

Net cash used in investing activities	(34,439)	(40,454)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	5,640	3,969
Net increase in time deposits	12,515	26,270
Proceeds from Federal Home Loan Bank advances	19,000	10,000
Shares repurchased for tax withholdings on stock-based compensation	(22)	—
Repurchase of Melrose Bancorp, Inc. common stock	—	(3,520)

Net cash provided by financing activities	37,133	36,719

Net increase (decrease) in cash and cash equivalents	3,811	(3,062)
Cash and cash equivalents at beginning of the year	13,792	16,854

Cash and cash equivalents at end of the year	$17,603	$13,792

Supplemental disclosures:
Interest paid	$2,184	$1,634
Income taxes paid	1,181	644
Reclassification adjustment for stranded accumulated other comprehensive income due to tax rate change	42	—

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 1 – NATURE OF OPERATIONS

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses.

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

For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive loss.

Declines in marketable equity securities below their cost that are deemed other-than-temporary are reflected in earnings as realized losses.

FEDERAL HOME LOAN BANK STOCK:

As a member of the Federal Home Loan Bank of Boston, the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2017, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one- to four-family residential real estate, home equity loans and lines of credit, commercial real estate, construction, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ending December 31, 2017 and 2016.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

One- to four-family residential real estate: The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan-to-value ratios greater than 80% require private mortgage insurance, are collateralized primarily by owner-occupied residential real estate, and repayment is dependent on the credit quality of the individual borrower. Loans in this segment also include home equity loans and lines of credit. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

Construction: Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Consumer: Loans in this segment are generally secured and repayment is dependent on the credit quality of the individual borrower. Loans in this segment include auto loans and other consumer loans.

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

PREMISES AND EQUIPMENT:

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation and amortization are calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 15 to 30 years for buildings and 3 to 10 years for furniture and equipment.

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

EMPLOYEE STOCK OWNERSHIP PLAN:

Compensation expense for the Employee Stock Ownership Plan (“ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair value and the cost of shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

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

The calculation of basic and diluted EPS is presented below.

	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in thousands, except earnings per share)
Net income	$1,804	$1,422

Basic Common Shares:
Weighted average common shares outstanding	2,601,223	2,660,521
Weighted average shares – unearned restricted stock	(33,843)	(26,333)
Weighted average unallocated ESOP shares	(199,956)	(207,501)

Basic weighted average shares outstanding	2,367,424	2,426,687
Diluted effect of unvested stock options	—	—
Dilutive effect of unvested restricted stock awards	4,873	811

Diluted weighted average shares outstanding	2,372,297	2,427,498

Basic earnings per share	$0.76	$0.59

Diluted earnings per share (1)	$0.76	$0.59

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the years ended December 31, 2017 and 2016 because the effect is anti-dilutive.

FAIR VALUES OF FINANCIAL INSTRUMENTS:

Accounting Standards Codification (ASC) 825, “Financial Instruments,” requires that the Company disclose the estimated fair value for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate those assets’ fair values.

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

Federal Home Loan Bank advances: The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current incremental borrowing rates for similar types of borrowing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-09 and ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018 and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, include interim reporting periods with that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s analysis of the effect of the new standard on its recurring revenue streams, the net quantitative impact of these presentation changes to noninterest income and noninterest expense is immaterial and will not affect net income. The Company is in the process of completing the required quantitative and qualitative disclosures, which will be included in its first quarter of 2018 Quarterly Report on Form 10-Q.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 31, 2018, and interim periods there in. The Company currently has no outstanding lease commitments and anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in-capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Under the extended transition period for an emerging growth company, ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company has adopted this ASU, during the annual reporting period ending December 31, 2017. Forfeitures will be recognized when they occur. Adoption of this ASU had an immaterial effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s tax rate from 34% to 21%. The ASU changed the current accounting whereby an entity may elect to reclassify the stranded tax effect from other accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 as December 31, 2017 and reclassified $42,000 from accumulated other comprehensive income to retained earnings.

NOTE 3 – INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2017:
U.S. Government and federal agency obligations	$5,390	$—	$65	$5,325
Debt securities issued by states of the United States and political subdivisions of the states	2,898	12	29	2,881
Corporate bonds and notes	11,364	7	77	11,294
Preferred stock	3,000	13	—	3,013
Mortgage-backed securities	1,495	—	47	1,448
Marketable equity securities	2,046	490	1	2,535

	$26,193	$522	$219	$26,496

December 31, 2016:
U.S. Government and federal agency obligations	$5,819	$—	$131	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,695	2	41	2,656
Corporate bonds and notes	12,537	17	61	12,493
Preferred stock	3,000	20	82	2,938
Mortgage-backed securities	1,498	—	66	1,432
Marketable equity securities	5,072	1,557	5	6,624

	$30,621	$1,596	$386	$31,831

The scheduled maturities of debt securities as of December 31, 2017 are as follows:

Fair Value
(In Thousands)
Due within one year	$3,496
Due after one year through five years	12,038
Due after five years through ten years	2,390
Due after ten years	2,077
Mortgage-backed securities	1,448
Asset-backed securities	1,509

$22,958

Not included in the maturity table above is preferred stock with no stated maturity of $1.0 million at December 31, 2017.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity at December 31, 2017.

During the year ended December 31, 2017, proceeds from the sales of available-for-sale securities amounted to $4.5 million. The gross realized gains on these sales amounted to $1.4 million and there were no gross realized losses. The tax expense applicable to these net realized gains amounted to $490,000. During the year ended December 31, 2016, proceeds from the sales of available-for-sale securities amounted to $9.3 million. The gross realized gains on these sales amounted to $1.0 million and there were no gross realized losses. The tax expense applicable to these net realized gains amounted to $359,000.

The Company had no pledged securities as of December 31, 2017 and December 31, 2016.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2017
U.S. Government and federal agency obligations	$2,855	$20	$2,470	$45	$5,325	$65
Debt securities issued by states of the United States and political subdivisions of the states	991	6	535	23	1,526	29
Corporate bonds and notes	4,467	24	3,946	53	8,413	77
Mortgage-backed securities	453	6	995	41	1,448	47
Marketable equity securities	485	1	—	—	485	1

Total temporarily impaired securities	$9,251	$57	$7,946	$162	$17,197	$219

December 31, 2016
U.S. Government and federal agency obligations	$4,359	$59	$1,328	$72	$5,687	$131
Debt securities issued by states of the United States and political subdivisions of the states	1,760	28	245	13	2,005	41
Corporate bonds and notes	5,784	61	—	—	5,784	61
Preferred stock	1,918	82	—	—	1,918	82
Mortgage-backed securities	370	8	1,062	58	1,432	66
Marketable equity securities	2,235	5	—	—	2,235	5

Total temporarily impaired securities	$16,426	$243	$2,635	$143	$19,061	$386

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2017 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows.

Unrealized losses on U.S. Government and federal agency obligations amounted to $65,000 and consisted of eleven securities; seven of which had unrealized losses that were each individually less than 2% of amortized cost basis, and four of which had unrealized losses between 2% and 5% of amortized cost basis. Unrealized losses on municipal bonds amounted to $29,000 and consisted of four securities; three of which had unrealized losses that were each individually less than 3% of amortized cost basis, and one of which had an unrealized loss of 6% of amortized cost basis. Unrealized losses on corporate bonds and notes amounted to $77,000 and consisted of sixteen securities, eleven of which had unrealized losses that were 1% or less of amortized cost basis, and five of which had unrealized losses that were each individually between 1% and 4%. Unrealized losses on mortgage-backed securities amounted to $47,000 and consisted of five securities; all with unrealized losses from 2% to 7% of amortized cost basis. Unrealized losses on marketable equity securities amounted to $1,000 and consisted of one equity security with an unrealized loss of 0.2% of amortized cost basis. The unrealized losses on all of these debt securities were primarily due to changes in interest rates. The unrealized loss on equity securities was primarily due to market fluctuations. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

During 2017 and 2016, there were there were no available-for-sale securities deemed to be other than temporarily impaired.

NOTE 4 – LOANS

Loans consisted of the following:

	December 31, 2017	December 31, 2016
	(In Thousands)
Real estate loans:
One-to four-family residential	$189,763	$168,111
Home equity loans and lines of credit	11,585	10,720
Commercial	34,686	23,011
Construction	15,853	11,738
Consumer loans	44	71

Total loans	251,931	213,651

Allowance for loan losses	(1,134)	(890)
Deferred loan costs, net	35	32
Unamortized premiums	485	372

Net loans	$251,317	$213,165

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended December 31, 2017. Total loans to such persons and their companies amounted to $2,274,000 and $2,455,000 as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017, there was one new loan disbursement of $439,000, $13,000 of advances were made, principal payments totaled $138,000, and loan payoffs totaled $495,000. December 31, 2016, there was one new loan disbursement of $500,000, $122,000 of advances were made, principal payments totaled $150,000, and loan payoffs totaled $382,000.

The following tables set forth information on the allowance for loan losses at and for the years ended December 31, 2017 and 2016:

	Real Estate:
	One- to four-family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—
Provision (benefit)	63	3	196	(10)	1	(8)	245

Ending balance	$481	$52	$472	$107	$1	$21	$1,134

At December 31, 2017
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$—	$—	$—	$—	$—	$8
Ending balance:
Collectively evaluated for impairment	473	52	472	107	1	21	1,126

Total allowance for loan losses ending balance	$481	$52	$472	$107	$1	$21	$1,134

Loans:
Ending balance:
Individually evaluated for impairment	$100	$—	$—	$—	$—	$—	$100
Ending balance:
Collectively evaluated for impairment	189,663	11,585	34,686	15,853	44	—	251,831

Total loans ending balance	$189,763	$11,585	$34,686	$15,853	$44	$—	$251,931

	Real Estate:
	One- to four-family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Year ended December 31, 2016
Allowance for loan losses:
Beginning balance	$331	$49	$150	$40	$1	$9	$580
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision	87	—	126	77	—	20	310

Ending balance	$418	$49	$276	$117	$1	$29	$890

At December 31, 2016
Ending Balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	418	49	276	117	1	29	890

Total allowance for loan losses ending balance	$418	$49	$276	$117	$1	$29	$890

Loans:
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	168,111	10,720	23,011	11,738	71	—	213,651

Total loans ending balance	$168,111	$10,720	$23,011	$11,738	$71	$—	$213,651

The following tables set forth information regarding nonaccrual loans and past-due loans as of December 31:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At December 31, 2107
Real estate loans:
One-to four-family residential	$295	$177	$—	$472	$189,291	$189,763	$—	$189
Home equity loans and lines of credit	189	—	—	189	11,396	11,585	—	—
Commercial	—	—	—	—	34,686	34,686	—	—
Construction	—	—	—	—	15,853	15,853	—	—
Consumer loans	—	—	—	—	44	44	—	—

Total	$484	$177	$—	$661	$251,270	$251,931	$—	$189

At December 31, 2016
Real estate loans:
One-to four-family residential	$518	$9	$—	$527	$167,584	$168,111	$—	$9
Home equity loans and lines of credit	—	—	—	—	10,720	10,720	—	—
Commercial	—	—	—	—	23,011	23,011	—	—
Construction	—	—	—	—	11,738	11,738	—	—
Consumer loans	—	—	—	—	71	71	—	—

Total	$518	$9	$—	$527	$213,124	$213,651	$—	$9

As of and during the year ended December 31, 2017 there was one, one- to four-family residential loan with an unpaid principal balance of $100,000, that met the definition of an impaired loan in ASC 310-10-35. During the year ended December 31, 2016 there were no loans that met the definition of an impaired loan in ASC 310-10-35.

During the year ended December 31, 2017 the same impaired one, one- to four-family residential loan with an unpaid principal balance of $100,000, also met the definition of a troubled debt restructure. As of December 31, 2017, the loan had a specific reserve of $8,000. During the year ended December 31, 2016 there were no loans that met the definition of a troubled debt restructured loan.

During the year ended December 31, 2017 and 2016, there were no troubled debt restructure loans that subsequently defaulted within 12 months of modification. In addition, there are no commitments to lend additional funds for loans modified as a troubled debt restructure.

At December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure. As of December 31, 2017, the Bank had no foreclosed real estate owned. At December 31, 2016, there was one consumer mortgage loan collateralized by residential real estate property in the process of foreclosure with a recorded investment of $321,000. As of December 31, 2016, the Bank had no foreclosed real estate owned.

Credit Quality Information

The Company has established an 11 point internal loan rating system for commercial real estate and construction loans. For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and subsequently monitors these loans based on the borrower’s ability to pay. The risk rating system will assist the Company in better understanding the risk inherent in each loan. The loan ratings are as follows:

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

Loans rated 7: Considered special mention. Potential weaknesses which warrant management’s close attention. If weaknesses are uncorrected, repayment prospects may be weakened. This is typically a transitional rating.

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

As of December 31, 2017, there were no one- to four- family residential real estate loans that had a risk rating of “8 – substandard.” There were three, one- to four- family residential real estate loans with a total balance of $472,000 with a risk rating of “6W,” and one special mention one- to four- family residential real estate loan with a total balance of $99,000. All other loans outstanding had a risk rating of “1 to 6 – pass.”

As of December 31, 2016, one- to four- family residential real estate loans with balances totaling $287,000 had a risk rating of “8 – substandard” and all other loans outstanding had a risk rating of “1 to 6 – pass.”

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	December 31,	December 31,
	2017	2016
	(In Thousands)
Land	$393	$393
Building	2,070	1,840
Construction in process	641	—
Furniture and equipment	553	549
Data processing equipment	360	303

	4,017	3,085
Accumulated depreciation	(2,024)	(1,837)

	$1,993	$1,248

NOTE 6 – DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of December 31, 2017 and 2016 amounted to $27,781,000 and $23,434,000, respectively.

For time deposits as of December 31, 2017 the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2018	$102,073
2019	12,664
2020	1,638
2021	8,208
2022	1,537

$126,120

Deposits from related parties held by the Bank as of December 31, 2017 and 2016 amounted to $3,603,000 and $3,782,000, respectively.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Bank (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2017 are summarized as follows (in thousands):

2018	$10,000
2019	19,000

$29,000

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain investments securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at December 31, 2017 was approximately $81.7 million subject to the purchase of additional FHLB stock. The bank had outstanding FHLB borrowings of $29.0 million at December 31, 2017. Additionally, at December 31, 2017, the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

At December 31, 2017, the interest rates on FHLB advances ranged from 1.42% to 2.37%. At December 31, 2017, the weighted-average interest rate on FHLB advances was 1.78%. At December 31, 2016, the interest rates on FHLB advances ranged from 1.42% to 1.48%. At December 31, 2016, the weighted-average interest rate on FHLB advances was 1.45%.

NOTE 8 – INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	Years Ended December 31,
	2017	2016
	(In Thousands)
Current:
Federal	$857	$543
State	251	182

	1,108	725

Deferred:
Federal	(12)	80
Change in federal tax rate	181	—
State	(11)	(9)
Change in valuation allowance	(24)	—

	134	71

Total income tax expense	$1,242	$796

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows for the years ended December 31:

	Years Ended December 31,
	2017	2016
	% of Income	% of Income
Federal income tax at statutory rate	34.0%	34.0%
State tax, net of federal tax benefit	5.2	5.2
Change in valuation allowance	(0.8)	0.0
Change in tax rate	5.9	0.0
Dividends received deduction	(0.5)	(1.3)
Bank-owned life insurance	(1.8)	(2.2)
Solar credits	(2.3)	(0.0)
Stock compensation	1.1	1.1
Tax exempt income	(1.0)	(1.3)
ESOP	0.7	0.6
Other	0.3	(0.3)

Effective tax rates	40.8%	35.9%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	December 31,
	2017	2016
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$319	$356
Deferred compensation	83	83
Security writedowns	5	27
ESOP	16	12
Stock based compensation	47	47
Accrued expenses	31	13
Contribution to Melrose Cooperative Bank Foundation	204	406

Gross deferred tax assets	705	944
Valuation allowance	(66)	(90)

Gross deferred tax assets, net of valuation allowance	639	854

Deferred tax liabilities:
Accelerated depreciation	(181)	(220)
Net unrealized holding gain on available-for-sale securities	(94)	(514)

Gross deferred tax liabilities	(275)	(734)

Net deferred tax asset	$364	$120

In connection with its initial public offering, the Company donated common stock and cash in the amount of $1,362,000 to the Melrose Cooperative Bank Foundation. As of December 31, 2017, the Company had a remaining gross deferred tax asset of $204,000. A valuation allowance of $66,000 has been established against the deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions. The charitable contribution carryforward of $769,000 at December 31, 2017 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $138,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2017 and 2016, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through December 31, 2017. Interest and penalties, if any, are recorded as income tax expense.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the federal income tax rate for C corporations to 21% effective January 1, 2018. The TCJA makes broad and complex changes to the Internal Revenue Code which will impact the Company, including reduction of the corporate income tax rate as well as introduction of business-related exclusions, deductions and credits. The effects of the TCJA have been recorded in the fourth quarter 2017. As a result of the reduction of the Company’s corporate income tax rate from 34% to 21% under the TCJA, the Company revalued its net deferred tax asset at December 31, 2017 and recognized an $181,000 tax expense.

NOTE 9 – BENEFIT PLANS

401(k) Savings Plan

The Company participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 100% of their salary, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $82,000 and $80,000 for the years ended December 31, 2017 and 2016, respectively.

Supplemental Executive Retirement Benefits

Effective January 1, 2014, the Company established a Supplemental Executive Retirement Plan (SERP Plan). Under the SERP Plan, on a yearly basis, the Company shall credit the participant’s SERP account with the annual contribution specified in the participant’s participation agreement, based on a fixed percent of each participant’s annual salary. The SERP account is an unfunded liability due to each participant and is accruing interest. For the plan years ended December 31, 2017 and 2016, the related liability amounted to $294,000 and $208,000, respectively, and is included in other liabilities. Participants vest in full upon attaining five years of service from the date of participation, or attainment of benefit age, or following a change in control. For each of the years ended December 31, 2017 and 2016, expense recognized under the plan for these benefits was $86,000 and $70,000, respectively.

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

The trustee holds the shares purchased in a loan suspense account and will release the shares from the suspense account on a pro rata basis as it repays the loan. The trustee will allocate the shares released among active participants on the basis of each active participant’s proportional share of compensation compared to all active participants for the plan year. Participants vest in their benefit at a rate of 20% per year and will be fully vested upon completion of five years of credited service. Generally, participants will receive distributions from the ESOP upon separation from service. The trustee will reallocate any unvested shares of common stock forfeited by participants upon their separation from service among the remaining participants in the plan.

Eligible employees who were employed with the Bank shall receive credit for vesting purposes for each year of continuous employment prior to adoption of the ESOP.

The Company records compensation expense for the ESOP at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of shares during the period.

At December 31, 2017, the remaining principal balance on the ESOP debt was $2,019,000 and the number of shares held by the ESOP was 226,366.

Total compensation expense recognized in connection with the ESOP was $136,000 and $116,000 for the years ended December 31, 2017 and 2016, respectively.

The remaining principal balance on the ESOP debt as of December 31, 2017 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2018	$51
2019	52
2020	54
2021	56
2022	58
Thereafter	1,748

$2,019

Shares held by the ESOP are as follows as of December 31:

	2017	2016
Allocated	30,182	22,638
Unallocated	196,184	203,728

Shares held by ESOP	226,366	226,366

The fair value of unallocated ESOP shares was $3,924,000 at December 31, 2017.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share price on the date of grant, and shares vest over 5 years commencing one year from the grant date. The total expense recognized in connection with the restricted stock awards was $134,000 and $85,000, for the years ended December 31, 2017 and 2016, respectively, and the recognized tax benefit was $54,000 and $34,000, respectively.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value is $1.1 million as of December 31, 2017. The total expense recognized in connection with the stock options was $166,000 and $106,000 for the years ended December 31, 2017 and 2016, respectively, and the recognized tax benefit was $18,000 and $13,000, respectively. No options have been exercised or forfeited to date.

At December 31, 2017, the unrecognized share based compensation expense related to the 35,440 unvested restricted stock awards amounted to $451,000. The unrecognized expense will be recognized over a weighted average period of 3.3 years.

At December 31, 2017, 44,840 of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 8.3 years. The unrecognized expense related to the unvested options is $559,000, and will be recognized over a weighted average period of 3.3 years.

Other Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 10 – FINANCIAL INSTRUMENTS

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, unused lines of credit, and funds to due borrowers on un-advanced construction loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	December 31,	December 31,
	2017	2016
	(In Thousands)
Commitments to originate loans	$2,401	$7,864
Unused lines of credit	17,611	13,742
Due to borrowers on unadvanced construction loans	2,320	3,852

	$22,332	$25,458

NOTE 11 – FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurement – Overall,” provides a framework for measuring fair value under generally accepted accounting principles. This guidance also allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

In accordance with ASC 820-10, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury, other U.S. Government and agency mortgage-backed securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3 – Valuations for assets and liabilities that are derived from other methodologies, including option pricing models, discounted cash flow models and similar techniques, are not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets and liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2017 and December 31, 2016. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2017:
U.S. Government and federal agency obligations	$5,325	$—	$5,325	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,881	—	2,881	—
Corporate bonds and notes	11,294	—	11,294	—
Preferred stock	3,013	3,013	—	—
Mortgage-backed securities	1,448	—	1,448	—
Marketable equity securities	2,535	2,535	—	—

Totals	$26,496	$5,548	$20,948	$—

December 31, 2016:
U.S. Government and federal agency obligations	$5,688	$—	$5,688	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,656	—	2,656	—
Corporate bonds and notes	12,493	—	12,493	—
Preferred stock	2,938	2,938	—	—
Mortgage-backed securities	1,432	—	1,432	—
Marketable equity securities	6,624	6,624	—	—

Totals	$31,831	$9,562	$22,269	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At December 31, 2017 and 2016, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,603	$17,603	$—	$—	$17,603
Available-for-sale securities	26,496	5,548	20,948	—	26,496
Federal Home Loan Bank stock	1,800	1,800	—	—	1,800
Loans, net	251,317	—	—	252,792	252,792
Co-operative Central Bank deposit	886	886	—	—	886
Accrued interest receivable	702	702	—	—	702
Financial liabilities:
Deposits	232,921	—	232,899	—	232,899
FHLB advances	29,000	—	28,660	—	28,660

	December 31, 2016
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$13,792	$13,792	$—	$—	$13,792
Available-for-sale securities	31,831	9,562	22,269	—	31,831
Federal Home Loan Bank stock	964	964	—	—	964
Loans, net	213,165	—	—	213,582	213,582
Co-operative Central Bank deposit	881	881	—	—	881
Accrued interest receivable	572	572	—	—	572
Financial liabilities:
Deposits	214,766	—	215,443	—	215,443
FHLB advances	10,000	—	9,930	—	9,930

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 12 – OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss included in stockholders’ equity are as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Net unrealized holding gain on available-for-sale securities	$478	$285
Reclassification adjustment for net realized gains included in net income (1)	(1,385)	(1,004)

Other comprehensive loss before income tax effect	(907)	(719)
Income tax benefit	378	269

Other comprehensive loss, net of tax	$(529)	$(450)

(1)	Reclassification adjustments include net realized securities gains and losses. Realized gains and losses have been reclassified out of accumulated other comprehensive income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the years ended December 31, 2017 and 2016 is reflected as a gain on sale of available-for-sale securities, net of $1.4 million for 2017 and a gain on sale of available-for-sale securities, net of $1.0 million for 2016. The tax effect, included in income tax expense for the years ended December 31, 2017 and 2016 is $490,000 and $359,000, respectively. The after tax amount is included in net income.

Accumulated other comprehensive income as of December 31, 2017 and 2016 consists of net unrealized holding gains on available-for-sale securities, net of taxes.

NOTE 13 – REGULATORY MATTERS

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that begin phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risked-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$37,141	19.80%	$15,007	8.0%	$18,759	10.0%
Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	11,255	6.0	15,007	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	8,441	4.5	12,193	6.5
Tier 1 Capital (to Average Assets)	35,786	12.59	11,373	4.0	14,216	5.0

As of December 31, 2016:
Total Capital (to Risk Weighted Assets)	$35,236	21.09%	$13,368	8.0%	$16,710	10.0%
Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	10,026	6.0	13,368	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	33,648	20.14	7,519	4.5	10,861	6.5
Tier 1 Capital (to Average Assets)	33,648	13.58	9,909	4.0	12,386	5.0

NOTE 14 – COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. At that date, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

During the twelve months ended December 31, 2017, 1,336 shares of common stock were repurchased, as a result of the first annual installment of the stock awards vesting. This stock transaction was not part of the Company’s stock repurchase plan; the Company was required to purchase these shares for the payment of income taxes withheld on unvested restricted stock awards. In 2016, 229,800 shares of common stock were repurchased at an average cost of $15.32.

NOTE 15 – SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 16 – SUBSEQUENT EVENTS

On January 17, 2018, the Board of Directors of Melrose Bancorp, Inc. (the “Company”) declared a special cash dividend on the Company’s common stock of $0.34 per share. The dividend was paid on February 14, 2018 to stockholders of record as of January 29, 2018.

NOTE 17 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

BALANCE SHEETS

(In Thousands)

	December 31,
	2017	2016
Assets
Non-interest bearing deposit in the Bank	$1,998	$1,881
Money market funds	1,363	1,558

Cash and cash equivalents	3,361	3,439
Investments in available-for-sale securities (at fair value)	3,233	2,980
Investment in subsidiary, Melrose Cooperative Bank	35,997	34,399
Loan receivable ESOP	2,019	2,070
Accrued interest receivable	11	5
Deferred tax assets	203	388
Other assets	286	147

Total assets	$45,110	$43,428

Liabilities and Stockholders’ Equity
Other liabilities	$117	$124
Stockholders’ equity	44,993	43,304

Total liabilities and stockholders’ equity	$45,110	$43,428

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF INCOME

(In Thousands)

	For the year ended December 31, 2017	For the year ended December 31, 2016
Interest and dividend income:
Interest on ESOP loan	$67	$69
Interest and dividends on securities	49	71

Total interest and dividend income	116	140

Noninterest expense:
Salaries and employee benefits	300	191
Other expenses	—	1

Total noninterest expense	300	192

Loss before undistributed income of subsidiary and income tax expense (benefit)	(184)	(52)
Undistributed income of subsidiary	2,004	1,472

Income before income taxes	1,820	1,420
Income tax expense (benefit)	16	(2)

Net income	$1,804	$1,422

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

(In Thousands)

	For the year ended December 31, 2017	For the year ended December 31, 2016
Cash flows from operating activities:
Net income	$1,804	$1,422

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	62	31
Increase in accrued interest receivable	(6)	(1)
Deferred tax expense	175	29
Increase in other assets	(139)	(36)
(Decrease) increase in other liabilities	(7)	124
Stock based compensation expense	300	191
Equity in undistributed earnings of subsidiary	(2,004)	(1,472)

Net cash provided by operating activities	185	288

Cash flows from investing activities:
Purchases of available-for-sale securities	(898)	—
Proceeds from maturities of available-for-sale securities	606	810
Repayment of principal on ESOP loan	51	46

Net cash (used in) provided by investing activities	(241)	856

Cash flows from financing activities:
Payment of income taxes for shares withheld in stock based award activity	(22)	—
Cash paid for stock repurchases	—	(3,520)

Net cash used in financing activities	(22)	(3,520)

Net decrease in cash and cash equivalents	(78)	(2,376)
Cash and cash equivalents at beginning of year	3,439	5,815

Cash and cash equivalents at end of year	$3,361	$3,439

NOTE 18 – QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
Interest and dividend income	$2,044	$2,195	$2,348	$2,354
Interest expense	467	499	591	626

Net interest and dividend income	1,577	1,696	1,757	1,728
(Benefit)/provision for loan losses	(20)	111	3	151

Net interest and dividend income, after (benefit)/provision for loan losses	1,596	1,585	1,754	1,578
Total noninterest income	507	393	494	249
Total noninterest expense	1,240	1,277	1,317	1,276

Income before income taxes	863	701	931	551
Provision for income taxes	337	280	300	325

Net income	$526	$421	$631	$226

Earnings per share:
Basic	$0.22	$0.18	$0.27	$0.09
Diluted	$0.22	$0.18	$0.27	$0.09

	Year Ended December 31,
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
Interest and dividend income	$1,695	$1,769	$1,911	$2,030
Interest expense	361	395	429	455

Net interest and dividend income	1,334	1,374	1,482	1,575
Provision for loan losses	60	103	117	30

Net interest and dividend income, after provision for loan losses	1,274	1,271	1,365	1,545
Total noninterest income	45	336	325	529
Total noninterest expense	1,039	1,194	1,082	1,157

Income before income taxes	280	413	608	917
Provision for income taxes	87	138	222	349

Net income	$193	$275	$386	$568

Earnings per share:
Basic	$0.08	$0.11	$0.16	$0.24
Diluted	$0.08	$0.11	$0.16	$0.24

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: March 16, 2018	By:	/s/ Jeffrey D. Jones
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey D. Jones Jeffrey D. Jones	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018

/s/ Diane Indorato Diane Indorato	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018

/s/ Frank Giso III Frank Giso III	Chairman of the Board	March 16, 2018

/s/ Candy Brower Candy Brower	Director	March 16, 2018

/s/ Elizabeth W. McNelis Elizabeth W. McNelis	Director	March 16, 2018

/s/ F. Peter Waystack F. Peter Waystack	Director	March 16, 2018

/s/ Alan F. Whitney Alan F. Whitney	Director	March 16, 2018

/s/ Stephen E. Anderson Stephen E. Anderson	Director	March 16, 2018