Form 10-Q
period 2018-03-31
Melrose Bancorp, Inc.
filed 2018-05-11
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, 2,600,743 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$11,512	$8,903
Money market funds	3,184	3,963
Federal funds sold	4,459	4,737

Cash and cash equivalents	19,155	17,603
Investments in available-for-sale securities, at fair value	26,945	26,496
Federal Home Loan Bank stock, at cost	2,200	1,800
Loans, net of allowance for loan losses of $1,175 at March 31, 2018 and $1,134 at December 31, 2017	251,690	251,317
Premises and equipment, net	2,645	1,993
Co-operative Central Bank deposit	891	886
Bank-owned life insurance	6,132	6,090
Accrued interest receivable	743	702
Deferred tax asset, net	438	364
Other assets	266	275

Total assets	$311,105	$307,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$15,646	$16,180
Interest-bearing	211,423	216,741

Total deposits	227,069	232,921
Federal Home Loan Bank advances	39,000	29,000
Other liabilities	600	612

Total liabilities	266,669	262,533

Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,600,743 shares at March 31, 2018 and December 31, 2017	26	26
Additional paid-in-capital	23,555	23,496
Retained earnings	23,273	23,674
Unearned compensation – ESOP (194,298 shares unallocated at March 31, 2018 and 196,184 shares unallocated at December 31, 2017)	(1,943)	(1,961)
Unearned compensation – restricted stock	(417)	(451)
Accumulated other comprehensive (loss)/income	(58)	209

Total stockholders’ equity	44,436	44,993

Total liabilities and stockholders’ equity	$311,105	$307,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$2,314	$1,876
Interest and dividends on securities:
Taxable	122	129
Tax-exempt	16	17
Other interest	53	21

Total interest and dividend income	2,505	2,043

Interest expense:
Interest on deposits	511	423
Interest on Federal Home Loan Bank advances	134	44

Total interest expense	645	467

Net interest and dividend income	1,860	1,576
Provision/(benefit) for loan losses	41	(20)

Net interest and dividend income after provision (benefit) for loan losses	1,819	1,596

Noninterest income:
Fees and service charges	24	19
Gain on sales of available-for-sale securities, net	106	464
Income on bank-owned life insurance	30	22
Other income	6	2

Total noninterest income	166	507

Noninterest expense:
Salaries and employee benefits	828	807
Occupancy expense	78	70
Equipment expense	15	11
Data processing expense	106	95
Advertising expense	49	45
Printing and supplies	16	18
FDIC assessment	22	25
Audits and examinations	57	50
Other professional services	80	75
Other expense	72	44

Total noninterest expense	1,322	1,240

Income before income tax expense	663	863
Income tax expense	180	337

Net income	$483	$526

Weighted average common shares outstanding:
Basic	2,377,196	2,362,136
Diluted	2,406,259	2,366,169
Earnings per share:
Basic	$0.20	$0.22

Diluted	$0.20	$0.22

Dividends per share	$0.34	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$483	$526
Other comprehensive loss, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(235)	297
Reclassification adjustment for net realized gains included in net income	(106)	(464)

Other comprehensive loss before income tax effect	(341)	(167)
Income tax benefit	74	77

Other comprehensive loss, net of tax	(267)	(90)

Comprehensive income	$216	$436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018 and 2017

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Retained Earnings	Unearned Compensation – ESOP	Unearned Compensation – RSA	Accumulated Other Comprehensive Loss/Income	Total
	Shares	Amount
Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	—	—	—	526	—	—	—	526
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	(90)
Restricted stock award expense	—	—	—	—	—	34	—	34
Stock option expense	—	—	42	—	—	—	—	42
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	14	—	19	—	—	33

Balance, March 31, 2017	2,602,079	$26	$23,348	$22,438	$(2,018)	$(551)	$606	$43,849

Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993
Net income	—	—	—	483	—	—	—	483
Other comprehensive loss, net of tax	—	—	—	—	—	—	(267)	(267)
Dividends Paid	—	—	—	(884)	—	—	—	(884)
Restricted stock award expense	—	—	—	—	—	34	—	34
Stock option expense	—	—	42	—	—	—	—	42
Common stock held by ESOP committed to be allocated (7,546 shares annually)	—	—	17	—	18	—	—	35

Balance, March 31, 2018	2,600,743	$26	$23,555	$23,273	$(1,943)	$(417)	$(58)	$44,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$483	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	71	45
Gain on sales of available-for-sale securities, net	(106)	(464)
Provision/(Benefit) for loan losses	41	(20)
Change in net deferred loan costs	13	3
Change in unamortized premiums	4	(24)
Depreciation	29	23
Increase in accrued interest receivable	(42)	(42)
Decrease in other assets	9	—
Decrease in other liabilities	(62)	(57)
Decrease in income taxes receivable	50	178
Income on bank-owned life insurance	(30)	(22)
ESOP expense	35	33
Stock-based compensation expense	76	76

Net cash provided by operating activities	571	255

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,512)	(1,529)
Proceeds from sales of available-for-sale securities	194	896
Proceeds from maturities and calls of available-for-sale securities	2,563	1,766
Purchases of Federal Home Loan Bank stock	(400)	(135)
Increase in Cooperative Central Bank deposit	(5)	(5)
Loan originations and principal collections, net	(430)	(305)
Loans purchased	—	(5,819)
Capital expenditures	(681)	(5)
Premiums paid on bank-owned life insurance	(12)	(14)

Net cash used in investing activities	(2,283)	(5,150)

Cash flows from financing activities:
Net decrease/increase in demand deposits, NOW and savings accounts	(2,353)	278
Net decrease/increase in time deposits	(3,499)	3,510
Proceeds from Federal Home Loan Bank advances	10,000	3,000
Dividends Paid	(884)	—

Net cash provided by financing activities	3,264	6,788

Net increase in cash and cash equivalents	1,552	1,893
Cash and cash equivalents at beginning of the period	17,603	13,792

Cash and cash equivalents at end of the period	$19,155	$15,685

Supplemental disclosures:
Interest paid	$645	$467
Income taxes paid	—	160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 – NATURE OF OPERATIONS

Melrose Bancorp, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company’s activity consists of owning and supervising its subsidiary, Melrose Cooperative Bank (the “Bank”). The Bank provides financial services to individuals, families and businesses through our full-service banking office. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to- four family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, construction loans and to a much lesser extent consumer loans. The Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC subject to limitations.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of March 31, 2018 and for the interim periods ended March 31, 2018 and 2017 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2018.

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

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

FEDERAL HOME LOAN BANK STOCK:

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement, as defined. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of March 31, 2018, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

CO-OPERATIVE CENTRAL BANK AND SHARE INSURANCE FUND:

All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC.

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

EARNINGS PER SHARE (EPS):

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding adjusted to exclude the weighted average number of unallocated shares held by the ESOP and weighted average shares of unearned restricted stock. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the entity. For the purposes of computing diluted EPS, the treasury stock method is used.

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(In Thousands, except share data)
Net income	$483	$526

Basic Common Shares:
Weighted average common shares outstanding	2,600,743	2,602,079
Weighted average shares – unearned restricted stock	(28,308)	(37,158)
Weighted average unallocated ESOP shares	(195,239)	(202,785)

Basic weighted average shares outstanding	2,377,196	2,362,136
Dilutive effect of unvested restricted stock awards	6,092	4,033
Dilutive effect stock options	22,971	—

Diluted weighted average shares outstanding	2,406,259	2,366,169
Basic earnings per share	$0.20	$0.22

Diluted earnings per share (1)	$0.20	$0.22

(1)	For the three months ended March 31, 2018, options to purchase and restricted stock awards were included in the computation of dilutive earnings per share, because the effect is dilutive. Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the three months ended March 31, 2017, because the effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-09 and ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of this ASU is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018 and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, include interim reporting periods with that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s preliminary analysis of the effect of the new standard on its recurring revenue streams, the net quantitative impact of these presentation changes to noninterest income and noninterest expense is expected to be immaterial and will not affect net income. The Company is in the process of completing a full evaluation of the impact of the new standard, however, anticipates the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 31, 2018, and interim periods therein. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for annual reporting beginning after December 15, 2018, and interim periods therein; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company anticipates the adoption of ASU No. 2017-08 will not have a material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within accumulated other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s tax rate from 34% to 21%. The ASU changed the current accounting whereby an entity may elect to reclassify the stranded tax effect from other accumulated other comprehensive income to retained earnings. The ASU is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company adopted ASU 2018-02 as of December 31, 2017 and reclassified $42,000 from accumulated other comprehensive income to retained earnings.

NOTE 3 – INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of March 31, 2018 (unaudited) and December 31, 2017:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2018:
U.S. Government and federal agency obligations	$4,823	$—	$89	$4,734
Debt securities issued by states of the United States and political subdivisions of the states	2,640	—	56	2,584
Corporate bonds and notes	12,849	3	166	12,686
Preferred stock	2,000	8	33	1,975
Asset-backed securities	1,285	23	25	1,283
Mortgage-backed securities	1,417	—	52	1,365
Marketable equity securities	1,969	358	9	2,318

	$26,983	$392	$430	$26,945

December 31, 2017:
U.S. Government and federal agency obligations	$5,390	$—	$65	$5,325
Debt securities issued by states of the United States and political subdivisions of the states	2,898	12	29	2,881
Corporate bonds and notes	11,364	7	77	11,294
Preferred stock	3,000	13	—	3,013
Mortgage-backed securities	1,495	—	47	1,448
Marketable equity securities	2,046	490	1	2,535

	$26,193	$522	$219	$26,496

The scheduled maturities of debt securities were as follows as of March 31, 2018 (unaudited):

Fair Value
(In Thousands)
Due within one year	$3,986
Due after one year through five years	13,413
Due after five years through ten years	2,107
Due after ten years	1,506
Mortgage-backed securities	1,365
Asset-backed securities	1,283

$23,660

Not included in the maturity table above is preferred stock with no stated maturity of $967,000 at March 31, 2018 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of March 31, 2018 (unaudited) and December 31, 2017.

During the three months ended March 31, 2018 (unaudited) proceeds from the sales of available-for-sale securities were $194,000, and gross realized gains on these sales amounted to $121,000. The tax expense on the realized gains during the three months ended March 31, 2018 was $26,000. During the three months ended March 31, 2018 there was one security that was called prior to full amortization of the premium being taken. The Company recognized a loss of $15,000 as a result. During the three months ended March 31, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $896,000 and gross realized gains on these sales amounted to $464,000. The tax expense on the realized gains during the three months ended March 31, 2017 was $181,000. There were no realized losses on available for sale securities for the three months ended March 31, 2017.

The Company had no pledged securities as of March 31, 2018 (unaudited) and December 31, 2017.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2018 (unaudited) and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2018
U.S. Government and federal agency obligations	$1,865	$30	$2,869	$59	$4,734	$89
Debt securities issued by states of the United States and political subdivisions of the states	2,296	41	288	15	2,584	56
Corporate bonds and notes	8,255	98	3,432	68	11,687	166
Preferred stock	967	33	—	—	967	33
Asset-backed securities	746	25	—	—	746	25
Mortgage-backed securities	444	12	920	40	1,364	52
Marketable equity securities	1,683	9	—	—	1,683	9

Total temporarily impaired securities	$16,256	$248	$7,509	$182	$23,765	$430

December 31, 2017
U.S. Government and federal agency obligations	$2,855	$20	$2,470	$45	$5,325	$65
Debt securities issued by states of the United States and political subdivisions of the states	991	6	535	23	1,526	29
Corporate bonds and notes	4,467	24	3,946	53	8,413	77
Mortgage-backed securities	453	6	995	41	1,448	47
Marketable equity securities	485	1	—	—	485	1

Total temporarily impaired securities	$9,251	$57	$7,946	$162	$17,197	$219

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

Unrealized losses on U.S. Government and federal agency obligations amounted to $89,000 and consisted of 11 securities. The unrealized losses on all but one of these debt securities were individually less than 3.0% of amortized cost basis, with one of these U.S. government and federal agency obligations at 5.8% of amortized cost basis. Unrealized losses on municipal bonds amounted to $56,000 and consisted of seven securities. The unrealized losses on six of these debt securities were individually less than 3% of amortized cost basis, with one of these municipal bonds at 4.8% of amortized cost basis. Unrealized losses on corporate bonds amounted to $166,000 and consisted of twenty securities. The unrealized losses on fifteen of these debt securities were individually less than 2.0% of amortized cost basis, with five of these corporate bonds between 2.0% and 5.0%. Unrealized losses on preferred stock amounted to $33,000 and consisted of one security, the unrealized loss on this one security was 3.3% of amortized cost basis. Unrealized losses on asset-backed securities amounted to $25,000 and consisted of one security, with an unrealized loss of 3.2% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $52,000 and consisted of five securities. The unrealized losses on these debt securities range from 2.3% to 6.2% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers.

Unrealized losses on marketable equity securities amounted to $9,000 and consisted of two securities. The unrealized losses on these marketable equity securities were less than 1.0% of amortized cost basis. These unrealized losses relate principally to the effect of fluctuations in market value and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

NOTE 4 – LOANS

Loans consisted of the following at:

	March 31, 2018	December 31, 2017
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$186,969	$189,763
Home equity loans and lines of credit	11,368	11,585
Commercial	37,411	34,686
Construction	16,581	15,853
Consumer loans	33	44

Total loans	252,362	251,931
Allowance for loan losses	(1,175)	(1,134)
Deferred loan costs, net	22	35
Unamortized premiums	481	485

Net loans	$251,690	$251,317

The following tables set forth information on loans and the allowance for loan losses at and for the periods ending March 31, 2018 and 2017 (unaudited) and as of December 31, 2017:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	—	—	—	—		—	—
Recoveries	—	—	—	—	—	—	—
(Benefit)/provision	(7)	(1)	38	2	—	9	41

Ending balance	$474	$51	$510	$109	$1	$30	$1,175

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At March 31, 2018 (unaudited)
Allowance for loan losses:
Ending Balance
Individually evaluated for impairment	$8	$—	$—	$—	$—	$—	$8
Ending balance:
Collectively evaluated for impairment	466	51	510	109	1	30	1,167

Total allowance for loan losses ending balance	$474	$51	$510	$109	$1	$30	$1,175

Loans:
Ending balance:
Individually evaluated for impairment	$99	$—	$—	$—	$—	$—	$99
Ending balance:
Collectively evaluated for impairment	186,870	11,368	37,411	16,581	33	$—	252,263

Total loans ending balance	$186,969	$11,368	$37,411	$16,581	$33	$—	$252,362

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At December 31, 2017
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$—	$—	$—	$—	$—	$8
Ending balance:
Collectively evaluated for impairment	473	52	472	107	1	21	1,126

Total allowance for loan losses ending balance	$481	$52	$472	$107	$1	$21	$1,134

Loans:
Ending balance:
Individually evaluated for impairment	$100	$—	$—	$—	$—	$—	$100
Ending balance:
Collectively evaluated for impairment	189,663	11,585	34,686	15,853	44	—	251,831

Total loans ending balance	$189,763	$11,585	$34,686	$15,853	$44	$—	$251,931

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended March 31, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision/(benefit)	24	1	(16)	(19)	—	(10)	(20)

Ending balance	$442	$50	$260	$98	$1	$19	$870

The following tables set forth information regarding nonaccrual loans and past-due loans as of March 31, 2018 (unaudited) and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At March 31, 2018 (unaudited)
Real estate loans:
One-to four-family residential	$875	$—	$—	$875	$186,094	$186,969	$—	$187
Home equity loans and lines of credit	—	—	—	—	11,368	11,368	—	18
Commercial	—	—	—	—	37,411	37,411	—	—
Construction	—	—	—	—	16,581	16,581	—	—
Consumer loans	—	—	—	—	33	33	—	—

Total	$875	$—	$—	$875	$251,487	$252,362	$—	$205

At December 31, 2107
Real estate loans:
One-to four-family residential	$295	$177	$—	$472	$189,291	$189,763	$—	$189
Home equity loans and lines of credit	189	—	—	189	11,396	11,585	—	—
Commercial	—	—	—	—	34,686	34,686	—	—
Construction	—	—	—	—	15,853	15,853	—	—
Consumer loans	—	—	—	—	44	44	—	—

Total	$484	$177	$—	$661	$251,270	$251,931	$—	$189

As of and during the three months ended March 31, 2018 (unaudited) there was one, one- to four-family residential loan, with an outstanding balance of $99,000, meeting the definition of an impaired loan in ASC 310-10-35. As of and during the three months ended March 31, 2017 there were no loans meeting the definition of an impaired loan.

During the three months ended March 31, 2018 (unaudited) there was one, one- to four-family residential real estate loan with a recorded balance of $99,000, modified that met the definition of a troubled debt restructured loan in ASC 310-40. The loan has had no defaults on payment, and no commitments to lend additional funds have been approved subsequent to the modification. During the three months ended March 31, 2017, there were no loans modified that met the definition of a troubled debt restructured loan.

As of March 31, 2018 (unaudited) there were no loans in the process of foreclosure. As of December 31, 2017 the Bank had one consumer mortgage loan with a recorded balance of $321,000 in the process of foreclosure.

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

Loans rated 4 – 5: These loans are pass rated. Borrower will show average to strong cash flow, strong to adequate collateral coverage, and will have a generally sound balance sheet. Inclusive in the 5 rating are all open and closed-end residential and retail loans which are paying as agreed.

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

As of March 31, 2018 (unaudited), there was one one- to four- family residential real estate loan with a total balance of $99,000 with a risk rating of “7 – special mention.” There were three, one- to four- family residential real estate loans with a total balance of $465,000 with a risk rating of “6W – Pass Watch,” and all other loans outstanding had a risk rating of “1 to 6 – pass.”

As of December 31, 2017, there were no one- to four- family residential real estate loans that had a risk rating of “8 – substandard.” There were three, one- to four- family residential real estate loans with a total balance of $472,000 with a risk rating of “6W – Pass Watch,” and one special mention one- to four- family residential real estate loan with a total balance of $99,000. All other outstanding loans had a risk rating of “1 to 6 – pass.”

NOTE 5 – PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	March 31, 2018	December 31, 2017
	(In Thousands)
	(unaudited)
Land	$393	$393
Building	2,070	2,070
Construction in process	1,231	641
Furniture and equipment	562	553
Data processing equipment	442	360

	4,698	4,017
Accumulated depreciation	(2,053)	(2,024)

	$2,645	$1,993

NOTE 6 – DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of March 31, 2018 (unaudited) and December 31, 2017 amounted to $27,456,000 and $27,781,000, respectively.

For time deposits as of March 31, 2018 (unaudited) the scheduled maturities for each of the following periods ending March 31 are as follows:

(In Thousands)
2019	$84,594
2020	26,531
2021	4,126
2022	5,959
2023	1,411

$122,621

Deposits from related parties held by the Bank as of March 31, 2018 (unaudited) and December 31, 2017 amounted to $3,898,000 and $3,603,000, respectively.

NOTE 7 – BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at March 31, 2018 (unaudited) was approximately $69.3 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $39.0 million at March 31, 2018, (unaudited) consisting of nine advances all with three year terms and interest rates ranging from 1.42% to 2.78%. Additionally, at March 31, 2018, (unaudited) the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Maturities of advances from the FHLB for the period ending after March 31, 2018 (unaudited) are summarized as follows (in thousands):

2019	$10,000
2020	19,000
2021	10,000

$39,000

NOTE 8 – FINANCIAL INSTRUMENTS

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31, 2018 (unaudited) and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In Thousands)
Commitments to originate loans	$4,943	$2,401
Unused lines of credit	18,054	17,611
Due to borrowers on unadvanced construction loans	1,592	2,320

	$24,589	$22,332

NOTE 9 – FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2018 (unaudited) and December 31, 2017. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2018 (unaudited) and the year ended December 31, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of March 31, 2018 (unaudited) and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2018:
U.S. Government and federal agency obligations	$4,734	$—	$4,734	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,584	—	2,584	—
Corporate bonds and notes	12,686	—	12,686	—
Preferred stock	1,975	1,975	—	—
Asset-backed securities	1,283	—	1,283
Mortgage-backed securities	1,365	—	1,365	—
Marketable equity securities	2,318	2,318	—	—

Totals	$26,945	$4,293	$22,652	$—

December 31, 2017:
U.S. Government and federal agency obligations	$5,325	$—	$5,325	$—
Debt securities issued by states of the United States and political subdivisions of the states	2,881	—	2,881	—
Corporate bonds and notes	11,294	—	11,294	—
Preferred stock	3,013	3,013	—	—
Mortgage-backed securities	1,448	—	1,448	—
Marketable equity securities	2,535	2,535	—	—

Totals	$26,496	$5,548	$20,948	$—

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At March 31, 2018 (unaudited) and December 31, 2017, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2018 (unaudited)
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$19,155	$19,155	$—	$—	$19,155
Available-for-sale securities	26,945	4,293	22,652	—	26,945
Federal Home Loan Bank stock	2,200	2,200	—	—	2,200
Loans, net	251,690	—	—	252,946	252,946
Co-operative Central Bank deposit	891	891	—	—	891
Accrued interest receivable	743	743	—	—	743
Financial liabilities:
Deposits	227,069	—	227,134	—	227,134
FHLB advances	39,000	—	38,139	—	38,139

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,603	$17,603	$—	$—	$17,603
Available-for-sale securities	26,496	5,548	20,948	—	26,496
Federal Home Loan Bank stock	1,800	1,800	—	—	1,800
Loans, net	251,317	—	—	252,792	252,792
Co-operative Central Bank deposit	886	886	—	—	886
Accrued interest receivable	702	702	—	—	702
Financial liabilities:
Deposits	232,921	—	232,899	—	232,899
FHLB advances	29,000	—	28,660	—	28,660

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10 – OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss, included in stockholders’ equity, are as follows:

	Three months ended March 31,
	2018	2017
	(In Thousands)
	(unaudited)
Net unrealized holding (loss)/gain on available-for-sale securities	$(235)	$297
Reclassification adjustment for net realized gains included in net income (1)	(106)	(464)

Other comprehensive loss before income tax effect	(341)	(167)
Income tax benefit	74	77

Other comprehensive loss, net of tax	$(267)	$(90)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive loss and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three months ended March 31, 2018, is reflected as a gain on sale of available-for-sale securities, net of $106,000. The tax effect, included in income tax expense for the three months ended March 31, 2018, was $23,000. Pre-tax amount for the three months ended March 31, 2017 is reflected as a gain on sale of available-for-sale securities, net of $464,000 for 2017. The tax effect, included in income tax expense for the three months ended March 31, 2017 was $181,000. The after tax amount is included in net income.

Accumulated other comprehensive (loss)/income as of March 31, 2018 (unaudited) and December 31, 2017 consists of net unrealized holding (losses)/gains on available-for-sale securities, net of taxes.

NOTE 11 – REGULATORY MATTERS

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At March 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of March 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2018 (unaudited) and December 31, 2017 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At March 31, 2018 (unaudited):
Total Capital (to Risk Weighted Assets)	$37,648	18.42%	$16,354	8.0%	$20,443	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,315	17.76	12,266	6.0	16,354	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	36,315	17.76	9,199	4.5	13,288	6.5
Tier 1 Capital (to Average Assets)	36,315	12.07	12,034	4.0	15,043	5.0
As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$37,141	19.80%	$15,007	8.0%	$18,759	10.0%
Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	11,255	6.0	15,007	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	8,441	4.5	12,193	6.5
Tier 1 Capital (to Average Assets)	35,786	12.59	11,373	4.0	14,216	5.0

NOTE 12 – COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. As of September 14, 2017, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors. As of March 31, 2018, the Company had 141,237 shares remaining to be repurchased pursuant to its repurchase plans.

During the three months ended March 31, 2018 and 2017 (unaudited), no shares of common stock were repurchased.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three months ended March 31, 2018, in connection with the restricted stock awards was $34,000 (unaudited), and the recognized tax benefit was $8,000 (unaudited). There were no forfeitures during the three month period ending March 31, 2018. During the three month period ending March 31, 2017, the expense was $34,000 (unaudited), and the recognized tax benefit was $13,000 (unaudited). There were no forfeitures during the three month period ending March 31, 2017.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value of outstanding stock options is $1.2 million as of March 31, 2018. The total expense recognized for the three months ended March 31, 2018, in connection with the stock options was $42,000 (unaudited), and the recognized tax benefit was $3,000 (unaudited). There were no forfeitures or options exercised during the three month period ending March 31, 2018. During the three month period ending March 31, 2017 the stock option expense was $42,000 (unaudited), and the recognized tax benefit was $5,000 (unaudited). There were no forfeitures or options exercised during the three month period ending March 31, 2017.

At March 31, 2018 (unaudited), the unrecognized share based compensation expense related to the 35,440 unvested restricted stock awards amounted to $417,000. The unrecognized expense will be recognized over a weighted average period of 3.0 years.

At March 31, 2018 (unaudited), 44,840 of the 224,200 stock options outstanding are exercisable, and the remaining contractual life is 8.0 years. The unrecognized expense related to the unvested options is $517,000 and will be recognized over a weighted average period of 3.0 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2018 (unaudited) and December 31, 2017

Total assets increased $3.6 million, or 1.2%, to $311.1 million at March 31, 2018 from $307.5 million at December 31, 2017. The increase was the result of an increase in cash and cash equivalents, investment in available-for-sale securities, FHLB stock, net loans, premises and equipment and BOLI.

Cash and cash equivalents increased $1.6 million, or 9.1%, to $19.2 million at March 31, 2018 from $17.6 million at December 31, 2017. This increase was due primarily to an increase of $10.0 million in Federal Home Loan Bank advances, and sales, calls, and maturities of available-for-sale securities of $2.7 million during the three months ended March 31, 2018, partly offset by decrease in deposit accounts of $5.8 million, purchases of available-for-sale investments of $3.5 million, and net loan originations of $431,000.

Securities available-for-sale increased $449,000, or 1.7%, to $26.9 million at March 31, 2018 from $26.5 million at December 31, 2017. The increase in securities available-for-sale during the period was primarily a result of purchases of $3.5 million, offset by changes in fair value, sales, maturities, and calls of available-for-sale securities of $2.7 million.

Federal Home Loan Bank (FHLB) stock increased $400,000, or 22.2%, to $2.2 million at March 31, 2018 from $1.8 million at December 31, 2017. The increase in FHLB stock was the result of an increase in FHLB borrowings to $39.0 million at March 31, 2018, from $29.0 million at December 31, 2017. The borrowings are being used to fund new loan originations.

Net loans increased $373,000, or 0.1%, to $251.7 million at March 31, 2018 from $251.3 million at December 31, 2017. The increase in net loans was due primarily to an increase of $2.7 million, or 7.9%, in commercial real estate loans, and an increase of $728,000, or 4.6%, in construction loans, offset by a decrease of $2.8 million, or 1.5%, in one- to four- family residential loans.

At March 31, 2018 our premises and equipment was $2.6 million, an increase of $652,000, or 32.7%, from $2.0 million at December 31, 2017. The increase was the result of the lobby renovation completed in March 2018.

At March 31, 2018 our investment in bank-owned life insurance was $6.1 million, an increase of $42,000, or 0.7%, from $6.1 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits decreased $5.8 million, or 2.5%, to $227.1 million at March 31, 2018 from $232.9 million at December 31, 2017. The decrease in deposits was due primarily to a decrease of $5.2 million, or 4.8%, in time deposits, a decrease of $2.6 million, or 6.7%, in money market accounts, a decrease of $1.2 million, or 3.7%, in savings accounts, and a decrease of $534,000, or 3.3%, in demand deposit accounts, partially offset by an increase of $2.0 million, or 11.7%, in NOW accounts, and an increase of $1.7 million, or 9.2%, in listed certificate of deposit accounts.

Borrowings, all of which were FHLB advances, increased $10.0 million, or 34.5%, to $39.0 million at March 31, 2018 from $29.0 million at December 31, 2017. At March 31, 2018, we had the ability to borrow an additional $69.3 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations and purchases of one- to four-family residential loans. Additionally at March 31, 2018, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $557,000, or 1.2%, to $44.4 million at March 31, 2018 from $45.0 million at December 31, 2017. The decrease was primarily due to a dividend payout of $0.34 per share, totaling $884,000, a decrease in accumulated other comprehensive income of $267,000, or 127.8%, to a loss of $58,000 at March 31, 2018 from income of $209,000 at December 31, 2017, offset in part by net income of $483,000 for the quarter end March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017 (unaudited)

General. Net income decreased $43,000, or 8.2%, to $483,000 for the three months ended March 31, 2018 from $526,000 for the three months ended March 31, 2017. Net income decreased primarily due to a decrease in gains on sales of available-for-sale securities, and an increase in interest expense, partially offset by an increase in interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $462,000, or 22.6%, to $2.5 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017 primarily due to an increase in interest and fees on loans of $438,000, or 23.3%, to $2.3 million for the three months ended March 31, 2018 from $1.9 million for the three months ended March 31, 2017. The increase in interest and fees on loans was primarily the result of an increase in new commercial loan originations.

Interest and dividends on securities decreased $8,000, or 5.5%, to $138,000 for the three months ended March 31, 2018 from $146,000 for the three months ended March 31, 2017 resulting primarily from a decrease in the average balance of available-for-sale securities of $4.8 million, or 15.4%, to $26.6 million for the three months ended March 31, 2018 from $31.4 million for the three months ended March 31, 2017.

Other interest income increased $32,000, or 152.4%, to $53,000 for the three months ended March 31, 2018 from $21,000 for the three months ended March 31, 2017, primarily due to higher average interest rates on balances held at correspondent banks. In addition, there was an increase of $1.2 million, or 6.9%, in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $178,000, or 38.1%, to $645,000 for the three months ended March 31, 2018 from $467,000 for the three months ended March 31, 2017. The increase was primarily due to an increase of $13.5 million, or 6.8%, in the average balance of interest-bearing deposits, in addition to an 11 basis point increase in yield on these accounts. There was an increase in interest paid on FHLB borrowings of $90,000, or 264.7%, to $134,000 for the three months ended March 31, 2018 from $44,000 for the three months ended March 31, 2017. This increase was primarily due to an increase of $20.9 million, or 165.8%, in average balance on FHLB borrowings.

Net Interest and Dividend Income. Net interest and dividend income increased $284,000, or 18.0%, to $1.9 million for the three months ended March 31, 2018 from $1.6 million for the three months ended March 31, 2017 primarily due to the increase in interest rates. In addition, average loans increased $35.9 million, or 16.7%, to $250.9 million for the three months ended March 31, 2018 from $214.9 million for the three months ended March 31, 2018. There was an increase in the net interest margin of 13 basis points to 2.52% for the three months ended March 31, 2018 from 2.39% for the three months ended March 31, 2017. This was due primarily to an increased yield on loans of 20 basis points, to 3.69% for the three months ended March 31, 2018, from 3.49% for the three months ended March 31, 2017.

Provision for Loan Losses. We recorded a provision for loan losses of $41,000 for the three months ended March 31, 2018, an increase of $61,000 from the negative provision of $20,000 for the three months ended March 31, 2017. The increased provision was a result of an increase in our commercial loan originations, quarter to quarter.

There were no charge-offs for the quarters ended March 31, 2018 and March 31, 2017. The allowance for loan losses was $1,175,000, or 0.47%, of total loans, at March 31, 2018, an increase of $305,000, or 35.0%, compared to $870,000, or 0.39%, of total loans, at March 31, 2017. There was $205,000 in nonperforming loans at March 31, 2018 and $522,000 in nonperforming loans as of March 31, 2017.

Noninterest Income. Noninterest income decreased $341,000, or 67.3%, to $166,000 for the three months ended March 31, 2018 from $507,000, for the three months ended March 31, 2017, primarily due to a decrease in the gain on sales of available-for-sale securities of $358,000, or 77%, to $106,000 for the three months ended March 31, 2018, from $464,000, for the three months ended March 31, 2017. The decrease was partly offset by an increase in income on bank-owned life insurance of $8,000, or 36.4%, to $30,000 for the three months ended March 31, 2018, from $22,000, for the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $83,000, or 6.7%, to $1.3 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017. Noninterest expense increased primarily due to an increase in salary and employee benefits, occupancy expense, data processing expense, audits and examinations, and professional services, partially offset by a decrease in printing and supplies and FDIC assessment.

Salaries and employee benefits expense increased $21,000, or 2.6%, to $828,000 for the three months ended March 31, 2018 from $807,000 for the three months ended March 31, 2017, primarily due to normal salary increases and increases in payroll taxes. Occupancy expenses increased $8,000, or 11.4%, to $78,000 for the three months ended March 31, 2018 from $70,000 for the three months ended March 31, 2017, as a result of increased maintenance, repairs, taxes and insurance. Data processing expense increased $11,000, or 11.6%, to $106,000 for the three months ended March 31, 2018, from $95,000 for the three months ended March 31, 2017. Other professional services expense increased $5,000, or 6.7%, to $80,000 for the three months ended March 31, 2018, from $75,000 for the three months ended March 31, 2017. Other expenses increased $29,000, or 65.9%, to $73,000 for the three months ended March 31, 2018, from $44,000 for the three months ended March 31, 2017. The increase was due to an increase in software amortization and the Bank’s updated deposit products in which the Bank is rebating certain fees and service charges based on a specific account parameters and activity. These increases were partially offset by decreases in printing and supplies and the FDIC assessment, totaling $5,000.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2018 was $180,000 compared to $337,000 for the three months ended March 31, 2017. The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was 27.0% and 39.0%, respectively. The decrease in income tax expense and the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2018 and 2017 (unaudited). All average balances are daily average balances based upon amortized cost. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended March 31, 2018 and 2017 are annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$250,895	$2,314	3.69%	$214,946	$1,876	3.49%
Securities (1)	26,541	138	2.08%	31,388	146	1.86%
Other interest-earning assets	18,259	53	1.16%	17,075	21	0.49%

Total interest-earning assets	295,695	2,505	3.39%	263,409	2,043	3.10%

Non-interest earning assets	9,877			8,875

Total assets	$305,572			$272,284

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,504	$17	0.20%	$32,790	$18	0.22%
Certificates of deposit	121,184	438	1.45%	115,791	369	1.27%
Money market accounts	38,080	35	0.37%	36,673	33	0.36%
NOW accounts	18,534	21	0.45%	12,567	3	0.10%

Total interest-bearing deposits	211,302	511	0.97%	197,821	423	0.86%
Borrowings	33,494	134	1.60%	12,600	44	1.40%

Total interest-bearing liabilities	244,796	645	1.05%	210,421	467	0.89%
Demand deposit accounts	15,698			17,565
Other noninterest-bearing liabilities	267			503

Total liabilities	260,761			228,489
Stockholders’ equity	44,811			43,795

Total liabilities and stockholders’ equity	$305,572			$272,284

Net interest income		$1,860			$1,576

Net interest rate spread (2)			2.33%			2.21%
Net interest-earning assets (3)	$50,899			$52,988

Net interest margin (4)			2.52%			2.39%
Average of interest-earning assets to interest-bearing liabilities	120.79%			125.18%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended March 31, 2018 and 2017 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ending March 31, 2018 compared to three months ending March 31, 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans (1)	$327	$111	$438
Securities (2)	(34)	26	(8)
Other interest-earning assets (3)	2	30	32

Total interest-earning assets	295	167	462

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	—	(1)
Certificates of deposit	18	51	69
Money market accounts	1	1	2
NOW accounts	2	16	18

Total interest-bearing deposits	21	68	88
Borrowings	83	7	90

Total interest-bearing liabilities	104	75	178

Change in net interest income	$191	$92	$284

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities. Not applicable.

(b) Use of Proceeds. Not applicable

(c) During the three months ended March 31, 2018, no shares of common stock were repurchased.

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

MELROSE BANCORP, INC.

Date: May 11, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: May 11, 2018	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer