Form 10-Q
period 2018-06-30
Melrose Bancorp, Inc.
filed 2018-08-10
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of August 10, 2018, 2,598,624 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$10,536	$8,903
Money market funds	3,072	3,963
Federal funds sold	3,865	4,737
Cash and cash equivalents	17,473	17,603
Investments in available-for-sale securities, at fair value	26,953	26,496
Federal Home Loan Bank stock, at cost	2,285	1,800
Loans, net of allowance for loan losses of $1,307 at June 30, 2018 and $1,134 at December 31, 2017	262,115	251,317
Premises and equipment, net	2,664	1,993
Co-operative Central Bank deposit	891	886
Bank-owned life insurance	6,169	6,090
Accrued interest receivable	803	702
Deferred tax asset, net	496	364
Other assets	265	275
Total assets	$320,114	$307,526

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$20,782	$16,180
Interest-bearing	215,190	216,741
Total deposits	235,972	232,921
Federal Home Loan Bank advances	39,000	29,000
Other liabilities	419	612
Total liabilities	275,391	262,533
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,598,624 shares at June 30, 2018 and 2,600,743 shares at December 31, 2017	26	26
Additional paid-in-capital	23,535	23,496
Retained earnings	23,649	23,674
Unearned compensation - ESOP (192,412 shares unallocated at June 30, 2018 and 196,184 shares unallocated at December 31, 2017)	(1,924)	(1,961)
Unearned compensation - restricted stock	(384)	(451)
Accumulated other comprehensive (loss)/income	(179)	209
Total stockholders' equity	44,723	44,993
Total liabilities and stockholders' equity	$320,114	$307,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$2,422	$2,010	$4,735	$3,886
Interest and dividends on securities:
Taxable	137	140	259	269
Tax-exempt	16	16	32	33
Other interest	71	29	124	50
Total interest and dividend income	2,646	2,195	5,150	4,238
Interest expense:
Interest on deposits	599	437	1,110	860
Interest on Federal Home Loan Bank advances	201	62	335	105
Total interest expense	800	499	1,445	965
Net interest and dividend income	1,846	1,696	3,705	3,273
Provision for loan losses	132	111	173	91
Net interest and dividend income after provision for loan losses	1,714	1,585	3,532	3,182
Noninterest income:
Fees and service charges	23	20	47	40
Gain on sales and calls of available-for-sale securities, net	133	343	239	807
Income on bank-owned life insurance	23	28	53	50
Other income	3	2	10	4
Total noninterest income	182	393	349	901
Noninterest expense:
Salaries and employee benefits	870	814	1,681	1,621
Occupancy expense	81	82	159	152
Equipment expense	19	10	34	21
Data processing expense	96	101	202	197
Advertising expense	58	56	107	101
Printing and supplies	17	12	33	29
FDIC assessment	22	15	44	40
Audits and examinations	57	50	114	100
Other professional services	80	75	159	150
Other expense	97	62	186	106
Total noninterest expense	1,397	1,277	2,719	2,517
Income before income tax expense	499	701	1,162	1,566
Income tax expense	123	280	303	618
Net income	$376	$421	$859	$948
Weighted average common shares outstanding:
Basic	2,386,769	2,366,230	2,386,528	2,364,195
Diluted	2,419,466	2,370,127	2,417,415	2,368,164
Earnings per share:
Basic	$0.16	$0.18	$0.36	$0.40
Diluted	$0.16	$0.18	$0.36	$0.40
Dividends per share	$0.34	$-	$0.34	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$376	$421	$859	$948
Other comprehensive loss, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(46)	200	(282)	497
Reclassification adjustment for net realized gains included in net income	(133)	(343)	(239)	(807)
Other comprehensive loss before income tax effect	(179)	(143)	(521)	(310)
Income tax benefit	58	75	133	152
Other comprehensive loss, net of tax	(121)	(68)	(388)	(158)
Comprehensive income	$255	$353	$471	$790

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018 and 2017

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive (Loss)
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	Income	Total
Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	-	-	-	948	-	-	-	948
Other comprehensive loss, net of tax	-	-	-	-	-	-	(158)	(158)
Shares repurchased for tax withholdings on stock-based compensation	-	-	(22)	-	-	-	-	(22)
Restricted stock award expense	-	-	-	-	-	67	-	67
Stock option expense	-	-	83	-	-	-	-	83
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	27	-	37	-	-	64
Balance, June 30, 2017	2,602,079	$26	$23,380	$22,860	$(2,000)	$(518)	$538	$44,286
Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993
Net income	-	-	-	859	-	-	-	859
Other comprehensive loss, net of tax	-	-	-	-	-	-	(388)	(388)
Dividends paid	-	-	-	(884)	-	-	-	(884)
Restricted stock award expense	-	-	-	-	-	67	-	67
Stock option expense	-	-	83	-	-	-	-	83
Repurchase of common stock	(10,000)	-	(193)	-	-	-	-	(193)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	36	-	37	-	-	73
Shares repurchased for tax withholdings on stock-based compensation	(1,219)	-	(24)	-	-	-	-	(24)
Stock options exercise	9,100	-	137	-	-	-	-	137
Balance, June 30, 2018	2,598,624	$26	$23,535	$23,649	$(1,924)	$(384)	$(179)	$44,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$859	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	127	74
Gain on sales and calls of available-for-sale securities, net	(239)	(807)
Provision for loan losses	173	91
Change in net deferred loan fees/costs	40	20
Change in unamortized premiums	28	(60)
Depreciation	66	48
Increase in accrued interest receivable	(101)	(65)
Decrease/(increase) in other assets	10	(61)
Decrease in other liabilities	(193)	(2)
Income on bank-owned life insurance	(53)	(50)
ESOP expense	73	64
Stock-based compensation expense	150	150
Net cash provided by operating activities	940	350

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,982)	(2,952)
Proceeds from sales of available-for-sale securities	428	1,544
Proceeds from maturities and calls of available-for-sale securities	5,689	2,436
Purchases of Federal Home Loan Bank stock	(485)	(716)
Increase in Cooperative Central Bank deposit	(5)	(5)
Loan originations and principal collections, net	(11,039)	(9,421)
Loans purchased	-	(9,894)
Capital expenditures	(737)	(290)
Premiums paid on bank-owned life insurance	(26)	(27)
Net cash used in investing activities	(13,157)	(19,325)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	1,272	4,283
Net increase in time deposits	1,779	4,223
Proceeds from Federal Home Loan Bank advances	10,000	16,000
Dividends paid	(884)	-
Repurchase of Melrose Bancorp, Inc. common stock	(193)	(22)
Shares repurchased for tax withholdings on stock-based compensation	(24)	-
Stock options exercised	137	-
Net cash provided by financing activities	12,087	24,484

Net (decrease)/increase in cash and cash equivalents	(130)	5,509
Cash and cash equivalents at beginning of the period	17,603	13,792
Cash and cash equivalents at end of the period	$17,473	$19,301

Supplemental disclosures:
Interest paid	$1,445	$970
Income taxes paid	64	575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Melrose Bancorp, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 - NATURE OF OPERATIONS

Melrose Bancorp, Inc. (the “Company”) was incorporated in February 2014 under the laws of the State of Maryland. The Company’s activity consists of owning and supervising its subsidiary, Melrose Bank (the “Bank”). The Bank provides financial services to individuals, families and businesses through our full-service banking office. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to- four family residential real estate loans, home equity loans and lines of credit, commercial real estate loans, construction loans and to a much lesser extent consumer loans. The Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. The Bank is subject to the regulations of, and periodic examination by, the Massachusetts Division of Banks (“DOB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC subject to limitations.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of June 30, 2018 and for the interim periods ended June 30, 2018 and 2017 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2018.

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

FEDERAL HOME LOAN BANK STOCK:

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement, as defined. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of June 30, 2018, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(In thousands, except share data)
Net income	$376	$421	$859	$948

Basic Common Shares:
Weighted average common shares outstanding	2,600,389	2,602,079	2,600,565	2,602,079
Weighted average shares - unearned restricted stock	(26,093)	(34,950)	(27,194)	(36,042)
Weighted average unallocated ESOP shares	(193,355)	(200,899)	(194,298)	(201,842)
Basic weighted average shares outstanding	2,380,941	2,366,230	2,379,073	2,364,195

Dilutive effect of unvested restricted stock awards	5,780	3,897	5,934	3,969
Dilutive effect stock options	26,917	-	24,953	-
Diluted weighted average shares outstanding	2,411,523	2,370,127	2,407,877	2,368,164

Basic earnings per share	$0.16	$0.18	$0.36	$0.40
Diluted earnings per share (1)	$0.16	$0.18	$0.36	$0.40

(1)	For the three and six months ended June 30, 2018, all options to purchase and restricted stock awards were included in the computation of dilutive earnings per share, because the effect is dilutive. Options to purchase 224,200 shares, representing all outstanding options during the six months ended June 30, 2017, were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017, because the effect is anti-dilutive.

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

Cooperative Central Bank deposits: The carrying amounts reported in the consolidated balance sheets for Cooperative Central Bank deposits approximate fair value.

Federal Home Loan Bank stock: The carrying amounts reported in the consolidated balance sheets for Federal Home Loan Bank stock approximate fair value.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of June 30, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-09 and ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018 and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, include interim reporting periods with that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s preliminary analysis of the effect of the new standard on its recurring revenue streams, the net quantitative impact of these presentation changes to noninterest income and noninterest expense is expected to be immaterial and will not affect net income. The Company is in the process of completing a full evaluation of the impact of the new standard, however, anticipates the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and makes targeted improvements to GAAP as follows:

1.	Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, the entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same manner.
2.	Simplify the impairment assessment of equity investments without determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
3.	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

4.	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

5.	Require an entity to present separately in other comprehensive loss the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
6.	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
7.	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

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

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of June 30, 2018 (unaudited) and December 31, 2017:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
June 30, 2018
U.S. Government and federal agency obligations	$4,792	$-	$101	$4,691
Debt securities issued by states of the United States and political subdivisions of the states	2,635	-	42	2,593
Corporate bonds and notes	13,289	4	204	13,089
Preferred stock	2,000	8	5	2,003
Asset-backed securities	1,232	-	60	1,172
Mortgage-backed securities	1,343	-	52	1,291
Marketable equity securities	1,879	242	7	2,114
	$27,170	$254	$471	$26,953

December 31, 2017:
U.S. Government and federal agency obligations	$5,390	$-	$65	$5,325
Debt securities issued by states of the United States and political subdivisions of the states	2,898	12	29	2,881
Corporate bonds and notes	11,364	7	77	11,294
Preferred stock	3,000	13	-	3,013
Mortgage-backed securities	1,495	-	47	1,448
Marketable equity securities	2,046	490	1	2,535
	$26,193	$522	$219	$26,496

The scheduled maturities of debt securities were as follows as of June 30, 2018 (unaudited):

Fair Value
(In Thousands)
Due within one year	$1,988
Due after one year through five years	16,306
Due after five years through ten years	1,619
Due after ten years	1,468
Asset-backed securities	1,172
Mortgage-backed securities	1,291
$23,844

Not included in the maturity table above is preferred stock with no stated maturity of $995,000 at June 30, 2018 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of June 30, 2018 (unaudited) and December 31, 2017.

During the three and six months ended June 30, 2018 (unaudited) proceeds from the sales of available-for-sale securities were $234,000 and $428,000, respectively, and gross realized gains on these sales amounted to $133,000 and $254,000, respectively. The tax expense on the realized gains during the three and six months ended June 30, 2018 was $35,000 and $62,000, respectively. There were no realized losses on available for sale securities for the three months ended June 30, 2018. During the six months ended June 30, 2018, there was one security called prior to full amortization of the premium being taken and the Company recognized a loss of $15,000 as a result. During the three and six months ended June 30, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $650,000 and $1,544,000, respectively, and gross realized gains on these sales amounted to $343,000 and $807,000, respectively. The tax expense on the realized gains during the three and six months ended June 30, 2017 was $133,000 and $315,000, respectively. There were no realized losses on available for sale securities for the three and six months ended June 30, 2017.

The Company had no pledged securities as of June 30, 2018 (unaudited) and December 31, 2017.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of June 30, 2018 (unaudited) and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
June 30, 2018
U.S. Government and federal agency obligations	$1,343	$34	$3,348	$67	$4,691	$101
Debt securities issued by states of the United States and political subdivisions of the states	2,305	28	288	14	2,593	42
Corporate bonds and notes	9,695	132	2,429	72	12,124	204
Preferred stock	995	5	-	-	995	5
Asset-backed securities	1,172	60	-	-	1,172	60
Mortgage-backed securities	438	15	853	37	1,291	52
Marketable equity securities	1,695	7	-	-	1,695	7
Total temporarily impaired securities	$17,643	$281	$6,918	$190	$24,561	$471
December 31, 2017
U.S. Government and federal agency obligations	$2,855	$20	$2,470	$45	$5,325	$65
Debt securities issued by states of the United States and political subdivisions of the states	991	6	535	23	1,526	29
Corporate bonds and notes	4,467	24	3,946	53	8,413	77
Mortgage-backed securities	453	6	995	41	1,448	47
Marketable equity securities	485	1	-	-	485	1
Total temporarily impaired securities	$9,251	$57	$7,946	$162	$17,197	$219

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

Unrealized losses on U.S. Government and federal agency obligations amounted to $101,000 and consisted of ten securities. The unrealized losses on nine of these debt securities were individually less than 3.5% of amortized cost basis, with one of these U.S. government and federal agency obligations at 6.1% of amortized cost basis. Unrealized losses on municipal bonds amounted to $42,000 and consisted of seven securities. The unrealized losses on six of these debt securities were individually less than 3.5% of amortized cost basis, with one of these municipal bonds at 4.6% of amortized cost basis. Unrealized losses on corporate bonds amounted to $204,000 and consisted of twenty securities. The unrealized losses on fifteen of these debt securities were individually less than 2.5% of amortized cost basis, with five of these corporate bonds between 3.5% and 4.5% of amortized cost basis. Unrealized losses on preferred stock amounted to $5,000 and consisted of one security, the unrealized loss on this one security was 0.5% of amortized cost basis. Unrealized losses on asset-backed securities amounted to $60,000 and consisted of four securities. Unrealized losses on one of these asset-backed securities was less than 1% of amortized cost basis, with three of these securities having unrealized losses between 4.8% and 6.5% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $52,000 and consisted of five securities. The unrealized losses on these debt securities range from 1.8% to 6.5% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Unrealized losses on marketable equity securities amounted to $7,000 and consisted of two securities. The unrealized losses on these marketable equity securities were less than 2.0% of amortized cost basis. These unrealized losses relate principally to the effect of fluctuations in market value and not to an increase in credit risk of the issuers.

NOTE 4 - LOANS

Loans consisted of the following at:

	June 30,	December 31,
	2018	2017
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$187,804	$189,763
Home equity loans and lines of credit	11,385	11,585
Commercial	47,289	34,686
Construction	16,438	15,853
Consumer loans	54	44
Total loans	262,970	251,931

Allowance for loan losses	(1,307)	(1,134)
Deferred loan (fees)/costs, net	(5)	35
Unamortized premiums	457	485
Net loans	$262,115	$251,317

The following tables set forth information on loans and the allowance for loan losses at and for the periods ending June 30, 2018 and 2017 (unaudited) and as of December 31, 2017:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended June 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$474	$51	$510	$109	$1	$30	$1,175
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provision/(benefit)	2	-	168	(38)	-	-	132
Ending balance	$476	$51	$678	$71	$1	$30	$1,307

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended June 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$442	$50	$260	$98	$1	$19	$870
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provision/(benefit)	9	2	57	33	-	10	111
Ending balance	$451	$52	$317	$131	$1	$29	$981

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six Months Ended June 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	-	-	-	-		-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(5)	(1)	206	(36)	-	9	173
Ending balance	$476	$51	$678	$71	$1	$30	$1,307

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Six Months Ended June 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provision	33	3	41	14	-	-	91
Ending balance	$451	$52	$317	$131	$1	$29	$981

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At June 30, 2018 (unaudited)
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$8
Ending balance:
Collectively evaluated for impairment	468	51	678	71	1	30	1,299
Total allowance for loan losses ending balance	$476	$51	$678	$71	$1	$30	$1,307
Loans:
Ending balance:
Individually evaluated for impairment	$98	$-	$-	$-	$-	$-	$98
Ending balance:
Collectively evaluated for impairment	187,706	11,385	47,289	16,438	54	-	262,872
Total loans ending balance	$187,804	$11,385	$47,289	$16,438	$54	$-	$262,970

At December 31, 2017
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$8
Ending balance:
Collectively evaluated for impairment	473	52	472	107	1	21	1,126
Total allowance for loan losses ending balance	$481	$52	$472	$107	$1	$21	$1,134
Loans:
Ending balance:
Individually evaluated for impairment	$100	$-	$-	$-	$-	$-	$100
Ending balance:
Collectively evaluated for impairment	189,663	11,585	34,686	15,853	44	-	251,831
Total loans ending balance	$189,763	$11,585	$34,686	$15,853	$44	$-	$251,931

The following tables set forth information regarding nonaccrual loans and past-due loans as of June 30, 2018 (unaudited) and December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At June 30, 2018 (unaudited)
Real estate loans:
One-to four-family residential	$421	$186	$100	$707	$187,097	$187,804	$-	$286
Home equity loans and lines of credit	-	-	-	-	11,385	11,385	-	-
Commercial	-	-	-	-	47,289	47,289	-	-
Construction	-	-	-	-	16,438	16,438	-	-
Consumer loans	-	-	-	-	54	54	-	-
Total	$421	$186	$100	$707	$262,263	$262,970	$-	$286
At December 31, 2017
Real estate loans:
One-to four-family residential	$295	$177	$-	$472	$189,291	$189,763	$-	$189
Home equity loans and lines of credit	189	-	-	189	11,396	11,585	-	-
Commercial	-	-	-	-	34,686	34,686	-	-
Construction	-	-	-	-	15,853	15,853	-	-
Consumer loans	-	-	-	-	44	44	-	-
Total	$484	$177	$-	$661	$251,270	$251,931	$-	$189

As of and during the six months ended June 30, 2018 (unaudited) there was one, one- to four-family residential loan, with an outstanding balance of $98,000, meeting the definition of an impaired loan in ASC 310-10-35. As of and during the six months ended June 30, 2017 there were no loans meeting the definition of an impaired loan.

During the six months ended June 30, 2018 (unaudited) there was one, one- to four-family residential real estate loan with a recorded balance of $98,000, modified that met the definition of a troubled debt restructured loan in ASC 310-40. The loan has had no defaults on payment, and no commitments to lend additional funds have been approved subsequent to the modification. During the six months ended June 30, 2017, there were no loans modified that met the definition of a troubled debt restructured loan.

As of June 30, 2018 (unaudited) there were no loans in the process of foreclosure. At December 31, 2017, there were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure.

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

As of June 30, 2018 (unaudited), there was one one- to four- family residential real estate loan with a total balance of $98,000 with a risk rating of “7 – special mention.” There were three, one- to four- family residential real estate loans with a total balance of $465,000 with a risk rating of “6W – Pass Watch,” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

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

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	June 30,	December 31,
	2018	2017
	(In Thousands)
	(unaudited)
Land	$393	$393
Building	3,275	2,070
Construction in process	-	641
Furniture and equipment	640	553
Data processing equipment	446	360
	4,754	4,017
Accumulated depreciation	(2,090)	(2,024)
	$2,664	$1,993

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of June 30, 2018 (unaudited) and December 31, 2017 amounted to $29,103,000 and $27,781,000, respectively.

For time deposits as of June 30, 2018 (unaudited) the scheduled maturities for each of the following periods ending June 30 are as follows:

(In Thousands)
2019	$81,492
2020	34,179
2021	8,055
2022	2,941
2023	1,232
$127,899

Deposits from related parties held by the Bank as of June 30, 2018 (unaudited) and December 31, 2017 amounted to $6,040,000 and $3,603,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at June 30, 2018 (unaudited) was approximately $68.9 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $39.0 million at June 30, 2018, (unaudited) consisting of nine advances all with three year terms and interest rates ranging from 1.42% to 2.78%. Additionally, at June 30, 2018, (unaudited) the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Maturities of advances from the FHLB for the periods ending after June 30, 2018 (unaudited) are summarized as follows (in thousands):

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of June 30, 2018 (unaudited) and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In Thousands)
Commitments to originate loans	$5,101	$2,401
Unused lines of credit	18,916	17,611
Due to borrowers on unadvanced construction loans	1,627	2,320
	$25,644	$22,332

NOTE 9 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for June 30, 2018 (unaudited) and December 31, 2017. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2018 (unaudited) and the year ended December 31, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of June 30, 2018 (unaudited) and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
June 30, 2018
U.S. Government and federal agency obligations	$4,691	$-	$4,691	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,593	-	2,593	-
Corporate bonds and notes	13,089	-	13,089	-
Preferred stock	2,003	2,003	-	-
Asset-backed securities	1,172	-	1,172	-
Mortgage-backed securities	1,291	-	1,291	-
Marketable equity securities	2,114	2,114	-	-
Totals	$26,953	$4,117	$22,836	$-

December 31, 2017:
U.S. Government and federal agency obligations	$5,325	$-	$5,325	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,881	-	2,881	-
Corporate bonds and notes	11,294	-	11,294	-
Preferred stock	3,013	3,013	-	-
Mortgage-backed securities	1,448	-	1,448	-
Marketable equity securities	2,535	2,535	-	-
Totals	$26,496	$5,548	$20,948	$-

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At June 30, 2018 (unaudited) and December 31, 2017, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	June 30, 2018 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,473	$17,473	$-	$-	$17,473
Available-for-sale securities	26,953	4,117	22,836	-	26,953
Federal Home Loan Bank stock	2,285	2,285	-	-	2,285
Loans, net	262,115	-	-	263,467	263,467
Co-operative Central Bank deposit	891	891	-	-	891
Accrued interest receivable	803	803	-	-	803
Financial liabilities:
Deposits	235,972	-	236,604	-	236,604
FHLB advances	39,000	-	38,161	-	38,161

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,603	$17,603	$-	$-	$17,603
Available-for-sale securities	26,496	5,548	20,948	-	26,496
Federal Home Loan Bank stock	1,800	1,800	-	-	1,800
Loans, net	251,317	-	-	252,792	252,792
Co-operative Central Bank deposit	886	886	-	-	886
Accrued interest receivable	702	702	-	-	702
Financial liabilities:
Deposits	232,921	-	232,899	-	232,899
FHLB advances	29,000	-	28,660	-	28,660

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 10 - OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss, included in stockholders’ equity, are as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Net unrealized holding (loss)/gain on available-for-sale securities	$(46)	$200	$(282)	$497
Reclassification adjustment for net realized gains included in net income (1)	(133)	(343)	(239)	(807)
Other comprehensive loss before income tax effect	(179)	(143)	(521)	(310)
Income tax benefit	58	75	133	152
Other comprehensive loss, net of tax	$(121)	$(68)	$(388)	$(158)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive loss and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and six months ended June 30, 2018, is reflected as a gain on sales and calls of available-for-sale securities, net of $133,000 and $239,000, respectively. The tax effect, included in income tax expense for the three and six months ended June 30, 2018, was $35,000 and $62,000, respectively. Pre-tax amount for the three and six months ended June 30, 2017 is reflected as a gain on sales and calls of available-for-sale securities, net of $343,000 and $807,000, respectively. The tax effect, included in income tax expense for the three and six months ended June 30, 2017 was $133,000 and $315,000, respectively. The after tax amounts are included in net income.

Accumulated other comprehensive (loss)/income as of June 30, 2018 (unaudited) and December 31, 2017 consists of net unrealized holding (losses)/gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At June, 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2018 (unaudited) and December 31, 2017 are presented in the following table.

	Actual		For Capital Adequacy Purposes		Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At June 30, 2018 (unaudited):
Total Capital (to Risk Weighted Assets)	$38,179	17.96%	$17,006	8.0%	$21,258	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,767	17.30	12,755	6.0	17,006	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	36,767	17.30	9,566	4.5	13,818	6.5
Tier 1 Capital (to Average Assets)	36,767	12.04	12,216	4.0	15,271	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$35,297	19.80%	$15,007	8.0%	$18,759	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,314	19.08	11,255	6.0	15,007	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	36,314	19.08	8,441	4.5	12,193	6.5
Tier 1 Capital (to Average Assets)	36,314	12.59	11,373	4.0	14,216	5.0

NOTE 12 - COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. As of September 14, 2017, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors. As of June 30, 2018, the Company had 131,237 shares remaining to be repurchased pursuant to its repurchase plans.

During the twelve months ended December 31, 2017, 1,336 shares of common stock were repurchased, as a result of net settlements in connection with the first annual installment of stock awards vesting. These net settlements were not part of the Company’s repurchase plan; the Company was required to purchase these shares for the payment of incomes taxes withheld on unvested restricted stock awards.

During the six months ended June 30, 2018 (unaudited), the Company repurchased 10,000 shares of common stock at an average cost of $19.30 per share.

NOTE 13 - STOCK BASED COMPENSATION

Melrose Bancorp, Inc. adopted the Melrose Bancorp, Inc. 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) to provide directors, officers, and employees of the Company and the Bank with additional incentives to promote growth and performance of the Company and the Bank. The 2015 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 396,140 shares of Melrose Bancorp, Inc. common stock pursuant to grants of incentive and non-statutory stock options, restricted stock awards, and restricted stock units. Of this number, the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued under the 2015 Equity Incentive Plan pursuant to the exercise of stock options is 282,957 shares, and the maximum number of shares of Melrose Bancorp, Inc. common stock that may be issued as restricted stock awards or restricted stock units is 113,183 shares. The 2015 Equity Incentive Plan was effective upon approval by stockholders at the November 23, 2015 annual meeting.

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on the grant date fair value $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three and six months ended June 30, 2018, in connection with the restricted stock awards was $33,000 and $67,000, respectively (unaudited), and the recognized tax benefit was $9,000 and $17,000, respectively (unaudited). There were no forfeitures during the three and six month period ending June 30, 2018. During the three and six month period ending June 30, 2017, the expense was $33,000 and $67,000, respectively (unaudited), and the recognized tax benefit was $13,000 and $26,000, respectively (unaudited). There were no forfeitures during the three and six month period ending June 30, 2017.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value of outstanding stock options is $1.0 million as of June 30, 2018. The total expense recognized for the three and six months ended June 30, 2018, in connection with the stock options was $41,000 and $83,000, respectively (unaudited), and the recognized tax benefit was $11,000 and $22,000, respectively (unaudited). There were no forfeitures or during the three and six month period ending June 30, 2018. There were 9,100 options exercised during the three and six months ended June 30, 2018. During the three and six month period ending June 30, 2017 the stock option expense was $41,000 and $83,000, respectively (unaudited), and the recognized tax benefit was $16,000 and $32,000 (unaudited). There were no forfeitures or options exercised during the three and six month period ending June 30, 2017.

At June 30, 2018 (unaudited), the unrecognized share based compensation expense related to the 26,580 unvested restricted stock awards amounted to $384,000. The unrecognized expense will be recognized over a weighted average period of 2.8 years.

At June 30, 2018 (unaudited), 80,580 of the 215,100 stock options outstanding are exercisable, and the remaining contractual life is 7.8 years. The unrecognized expense related to the unvested options is $476,000 and will be recognized over a weighted average period of 2.8 years.

NOTE 14 - SUBSEQUENT EVENT

In July 2018, a total of 5,000 shares of common stock were repurchased at an average cost of $19.50 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, that are worse than expected;

●	our success in growing our commercial real estate loan portfolio;

●	increased competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or increase our funding costs;

●	changes in laws or government regulations or policies that adversely affect financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to manage operations in the current economic conditions;

●	our ability to capitalize on growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

●	changes in our organization, compensation and benefit plans;

●	changes in the level of government support for housing finance;

●	significant increases in delinquencies and our loan losses; and

●	changes in our financial condition or results of operations that reduce capital.

Comparison of Financial Condition at June 30, 2018 (unaudited) and December 31, 2017

Total assets increased $12.6 million, or 4.1%, to $320.1 million at June 30, 2018 from $307.5 million at December 31, 2017. The increase was the result of an increase in FHLB stock, net loans, premises and equipment and bank owned life insurance.

Cash and cash equivalents decreased $130,000, or 0.7%, to $17.5 million at June 30, 2018 from $17.6 million at December 31, 2017. This decrease was due primarily to net loan originations of $11.0 million, purchases of available-for-sale securities of $7.0 million, and fixed asset purchases of $737,000 during the six months ended June 30, 2018, partly offset by an increase in deposit accounts of $3.0 million, an increase in FHLB advances of $10.0 million, and maturities and calls of available-for-sale securities of $5.7 million.

Securities available-for-sale increased $457,000, or 1.7%, to $27.0 million at June 30, 2018 from $26.5 million at December 31, 2017. The increase in securities available-for-sale during the period was primarily a result of purchases of $7.0 million, offset by changes in fair value, sales, maturities, and calls of available-for-sale securities of $6.1 million.

Federal Home Loan Bank (FHLB) stock increased $485,000, or 26.9%, to $2.3 million at June 30, 2018 from $1.8 million at December 31, 2017. The increase in FHLB stock was the result of an increase in FHLB borrowings to $39.0 million at June 30, 2018, from $29.0 million at December 31, 2017. The borrowings are being used to fund new loan originations.

Net loans increased $10.8 million, or 4.3%, to $262.1 million at June 30, 2018 from $251.3 million at December 31, 2017. The increase in net loans was due primarily to an increase of $12.6 million, or 36.3%, in commercial real estate loans, and an increase of $585,000, or 3.7%, in construction loans, offset by a decrease of $2.0 million, or 1.0%, in one- to four- family residential loans.

At June 30, 2018 our premises and equipment was $2.7 million, an increase of $671,000, or 33.7%, from $2.0 million at December 31, 2017. The increase was the result of the lobby renovation completed in April 2018.

At June 30, 2018 our investment in bank-owned life insurance was $6.2 million, an increase of $79,000, or 1.3%, from $6.1 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $3.1 million, or 1.3%, to $236.0 million at June 30, 2018 from $232.9 million at December 31, 2017. The increase in deposits was due primarily to an increase of $1.8 million, or 1.6%, in time deposits, an increase of $4.6 million in demand deposit accounts, and an increase of $2.3 million, or 13.2%, in NOW accounts, partially offset by a decrease of  $4.0 million, or 10.4%, in money market accounts, and a decrease of $1.7 million, or 5.2%, in savings accounts.

Borrowings, all of which were FHLB advances, increased $10.0 million, or 34.5%, to $39.0 million at June 30, 2018 from $29.0 million at December 31, 2017. At June 30, 2018, we had the ability to borrow an additional $68.9 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations. Additionally at June 30, 2018, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $270,000, or 0.6%, to $44.7 million at June 30, 2018 from $45.0 million at December 31, 2017. The decrease was primarily due to a dividend payout of $0.34 per share, totaling $884,000, a decrease in accumulated other comprehensive income of $388,000, or 185.6%, to a loss of $179,000 at June 30, 2018 from income of $209,000 at December 31, 2017, offset in part by net income of $859,000 and a decrease in unearned compensation on restricted stock and the employee stock ownership plan of $104,000, for the six months ended June 30, 2018.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017 (unaudited)

General. Net income decreased $45,000, or 10.7%, to $376,000 for the three months ended June 30, 2018 from $421,000 for the three months ended June 30, 2017. Net income decreased primarily due to a decrease in gains on sales of available-for-sale securities, and an increase in interest and non-interest expenses, and a decrease in noninterest income, partially offset by an increase in interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $451,000, or 20.5%, to $2.6 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30, 2017 primarily due to an increase in interest and fees on loans of $412,000, or 20.5%, to $2.4 million for the three months ended June 30, 2018 from $2.0 million for the three months ended June 30, 2017. The increase in interest and fees on loans was primarily the result of an increase in new commercial loan originations.

Interest and dividends on securities decreased $3,000, or 2.1%, to $137,000 for the three months ended June 30, 2018 from $140,000 for the three months ended June 30, 2017 resulting primarily from a decrease in the average balance of available-for-sale securities of $4.1 million, or 13.2%, to $27.1 million for the three months ended June 30, 2018 from $31.2 million for the three months ended June 30, 2017.

Other interest income increased $42,000, or 144.8%, to $71,000 for the three months ended June 30, 2018 from $29,000 for the three months ended June 30, 2017, primarily due to higher average interest rates on balances held at correspondent banks. In addition, there was an increase of $2.6 million, or 14.9%, in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $301,000, or 60.3%, to $800,000 for the three months ended June 30, 2018 from $499,000 for the three months ended June 30, 2017. The increase was primarily due to an increase of $12.1 million, or 6.0%, in the average balance of interest-bearing deposits, in addition to a 25 basis point increase in yield on these accounts. There was an increase in interest expense on FHLB borrowings of $139,000, or 224.2%, to $201,000 for the three months ended June 30, 2018 from $62,000 for the three months ended June 30, 2017. This increase was primarily due to an increase of $19.9 million, or 104.7%, in average balance on FHLB borrowings and a 76 basis point increase in yield on these borrowings.

Net Interest and Dividend Income. Net interest and dividend income increased $150,000, or 8.8%, to $1.8 million for the three months ended June 30, 2018 from $1.7 million for the three months ended June 30, 2017 primarily due to an increase in average balance on loans of $31.0 million, or 13.7%, to $256.4 million, for the three months ended June 30, 2018 from $225.4 million for the three months ended June 30, 2017, in addition to a 21 basis point increase in yield on those loans. The increase was partly offset by an increase in average balance on interest bearing deposits of $12.1 million, or 6.0%, to $213.5 million, an increase in average balance on FHLB borrowings of $19.9 million, or 104.7%, in addition to 36 basis point increase point increase on average interest bearing deposits and 36 basis point increase on average FHLB advances.

Provision for Loan Losses. We recorded a provision for loan losses of $132,000 for the three months ended June 30, 2018, an increase of $21,000 from the provision of $111,000 for the three months ended June 30, 2017. The increased provision was a result of an increase in our commercial loan originations, quarter to quarter.

There were no charge-offs for the quarters ended June 30, 2018 and June 30, 2017. The allowance for loan losses was $1,307,000, or 0.50%, of total loans, at June 30, 2018, an increase of $326,000, or 33.0%, compared to $981,000, or 0.42%, of total loans, at June 30, 2017. There was $286,000 in nonperforming loans at June 30, 2018 and $511,000 in nonperforming loans as of June 30, 2017.

Noninterest Income. Noninterest income decreased $211,000, or 53.7%, to $182,000 for the three months ended June 30, 2018 from $393,000, for the three months ended June 30, 2017, primarily due to a decrease in the gain on sales and calls of available-for-sale securities of $210,000, or 61.2%, to $133,000 for the three months ended June 30, 2018, from $343,000, for the three months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $120,000, or 9.4%, to $1.4 million for the three months ended June 30, 2018 from $1.3 million for the three months ended June 30, 2017. Noninterest expense increased primarily due to an increase in salary and employee benefits, equipment expense, audits and examinations, and professional services, partially offset by a decrease in data processing.

Salaries and employee benefits expense increased $56,000, or 6.9%, to $870,000 for the three months ended June 30, 2018 from $814,000 for the three months ended June 30, 2017, primarily due to new hires, normal salary increases and increases in payroll taxes. Equipment expenses increased $9,000, or 90.0%, to $19,000 for the three months ended June 30, 2018 from $10,000 for the three months ended June 30, 2017, as a result of increased depreciation expense. FDIC Assessment increased $7,000, or 46.7%, to $22,000 for the three months ended June 30, 2018, from $15,000 for the three months ended June 30, 2017. Audits and examination expense increased $7,000, or 14.0%, to $57,000 for the three months ended June 30, 2018, from $50,000 for the three months ended June 30, 2017. Other professional services expense increased $5,000, or 6.7%, to $80,000 for the three months ended June 30, 2018, from $75,000 for the three months ended June 30, 2017. Other expense increased $35,000, or 56.5%, to $97,000 for the three months ended June 30, 2018, from $62,000 for the three months ended June 30, 2017. The increase was due to an increase in software amortization and the Bank’s deposit products in which the Bank is rebating certain fees and service charges based on specific account parameters and activity. These increases were partially offset by decreases in data processing expense of $5,000, or 5.0%, to $96,000 for the three months ended June 30, 2018, from $101,000 for the three months ended June 30, 2017 which reduced the Company’s federal tax rate from 34% to 21%.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended June 30, 2018 was $123,000 compared to $280,000 for the three months ended June 30, 2017. The effective tax rate for the three months ended June 30, 2018 and June 30, 2017 was 24.65% and 39.94%, respectively. The decrease in income tax expense and the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended June 30, 2018 and 2017 (unaudited).  All average balances are daily average balances based upon amortized cost.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended June 30, 2018 and 2017 are annualized.

	Three Months Ended June 30,			Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$256,374	$2,422	3.78%	$225,424	$2,010	3.57%
Securities (1)	27,097	153	2.26%	31,234	156	2.00%
Other interest-earning assets	19,646	71	1.45%	17,096	29	0.68%
Total interest-earning assets	303,117	2,646	3.49%	273,754	2,195	3.21%

Non-interest earning assets	11,459			9,327
Total assets	$314,576			$283,081

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,964	$17	0.21%	$33,160	$17	0.21%
Certificates of deposit	125,994	524	1.66%	116,944	380	1.30%
Money market accounts	35,257	32	0.36%	37,629	35	0.37%
NOW accounts	19,331	26	0.54%	13,705	5	0.15%
Total interest-bearing deposits	213,546	599	1.12%	201,438	437	0.87%
Borrowings	39,000	201	2.06%	19,055	62	1.30%
Total interest-bearing liabilities	252,546	800	1.27%	220,493	499	0.91%
Demand deposit accounts	17,265			17,789
Other noninterest-bearing liabilities	-			500
Total liabilities	269,811			238,782
Stockholders' equity	44,765			44,299
Total liabilities and stockholders' equity	$314,576			$283,081

Net interest income		$1,846			$1,696
Net interest rate spread (2)			2.22%			2.30%
Net interest-earning assets (3)	$50,570			$53,261
Net interest margin (4)			2.44%			2.48%
Average of interest-earning assets to interest-bearing liabilities	120.02%			124.16%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended June 30, 2018 and 2017 as the amount is not significant.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ending June 30, 2018 compared to three months ending June 30, 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans (1)	$287	$125	$412
Securities (2)	(204)	201	(3)
Other interest-earning assets (3)	5	37	42
Total interest-earning assets	88	363	451

Interest-bearing liabilities
Deposits:
Savings accounts	-	-	-
Certificates of deposit	31	113	144
Money market accounts	(2)	(1)	(3)
NOW accounts	3	18	21
Total interest-bearing deposits	32	129	162
Borrowings	89	50	139
Total interest-bearing liabilities	121	179	301

Change in net interest income	$(33)	$184	$150

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 (unaudited)

General. Net income decreased $89,000, or 9.4%, to $859,000 for the six months ended June 30, 2018 from $948,000 for the six months ended June 30, 2017. Net income decreased primarily due to a decrease in gains on sales and calls of available-for-sale securities, and an increase in interest and non-interest expenses, and a decrease in noninterest income, partially offset by an increase in interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $912,000, or 21.5%, to $5.1 million for the six months ended June 30, 2018 from $4.2 million for the six months ended June 30, 2017 primarily due to an increase in interest and fees on loans of $849,000, or 21.8%, to $4.7 million for the six months ended June 30, 2018 from $3.9 million for the six months ended June 30, 2017. The increase in interest and fees on loans was primarily the result of an increase in new commercial loan originations.

Interest and dividends on securities decreased $11,000, or 3.6%, to $291,000 for the six months ended June 30, 2018 from $302,000 for the six months ended June 30, 2017 resulting primarily from a decrease in the average balance of available-for-sale securities of $4.5 million, or 14.3%, to $26.8 million for the six months ended June 30, 2018 from $31.3 million for the six months ended June 30, 2017.

Other interest income increased $74,000, or 148.0%, to $124,000 for the six months ended June 30, 2018 from $50,000 for the six months ended June 30, 2017, primarily due to higher average interest rates on balances held at correspondent banks. In addition, there was an increase of $1.9 million, or 11.1%, in the average balance of other interest-earning assets quarter to quarter for the six months ended June 30, 2018, compared to six months ended June 30, 2017.

Interest Expense. Interest expense increased $480,000, or 49.7%, to $1.4 million for the six months ended June 30, 2018 from $965,000 for the six months ended June 30, 2017. The increase was primarily due to an increase of $12.8 million, or 6.4%, in the average balance of interest-bearing deposits, in addition to a 19 basis point increase in yield on these accounts. There was an increase in interest expense on FHLB borrowings of $230,000, or 219.0%, to $335,000 for the six months ended June 30, 2018 from $105,000 for the six months ended June 30, 2017. This increase was primarily due to an increase of $20.4 million, or 129.1%, in average balance on FHLB borrowings and a 52 basis point increase on average FHLB advances.

Net Interest and Dividend Income. Net interest and dividend income increased $432,000, or 13.2%, to $3.7 million for the six months ended June 30, 2018 from $3.3 million for the six months ended June 30, 2017 primarily due to an increase in average balance on loans of $33.4 million, or 15.2%, to $253.7 million, for the six months ended June 30, 2018 from $220.2 million for the six months ended June 30, 2018, in addition to a 20 basis point increase in yield on those loans. This increase was partly offset by an increase in average balance on interest bearing deposits of $12.8 million, or 6.4%, to $212.4 million, an increase in average balance on FHLB borrowings of $20.4 million, or 129.0%, in addition to a 19 basis point increase on average interest bearing deposits and a 52 basis point increase on average FHLB advances.

Provision for Loan Losses. We recorded a provision for loan losses of $173,000 for the six months ended June 30, 2018, an increase of $82,000 from the provision of $91,000 for the six months ended June 30, 2017. The increased provision was a result of an increase in our commercial loan originations for the six months ended June 30, 2018.

Noninterest Income. Noninterest income decreased $552,000, or 61.5%, to $349,000 for the six months ended June 30, 2018 from $901,000, for the six months ended June 30, 2017, primarily due to a decrease in the gain on sales and calls of available-for-sale securities of $568,000, or 70.4%, to $239,000 for the six months ended June 30, 2018, from $807,000, for the six months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $202,000, or 8.0%, to $2.7 million for the six months ended June 30, 2018 from $2.5 million for the six months ended June 30, 2017. Noninterest expense increased primarily due to an increase in salary and employee benefits, equipment expense, FDIC assessment, audits and examinations, professional services, and other expenses.

Salaries and employee benefits expense increased $60,000, or 3.7%, to $1.7 million for the six months ended June 30, 2018 from $1.6 million for the six months ended June 30, 2017, primarily due to new hires, normal salary increases and increases in payroll taxes. Equipment expenses increased $13,000, or 61.9%, to $34,000 for the six months ended June 30, 2018 from $21,000 for the six months ended June 30, 2017, due to an increase in depreciation expense in connection with fixed asset additions during the six months ended June 30, 2018. FDIC Assessment increased $4,000, or 10.0%, to $44,000 for the six months ended June 30, 2018, from $40,000 for the six months ended June 30, 2017. Audits and examination expense increased $14,000, or 14.0%, to $114,000 for the six months ended June 30, 2018, from $100,000 for the six months ended June 30, 2017. Other professional services expense increased $9,000, or 6.0%, to $159,000 for the six months ended June 30, 2018, from $150,000 for the six months ended June 30, 2017. Other expense increased $80,000, or 75.5%, to $186,000 for the six months ended June 30, 2018, from $106,000 for the six months ended June 30, 2017. The increase was due to an increase in software amortization and a change to some of the Bank’s deposit products in which the Bank is rebating certain fees and service charges based on specific account parameters and activity.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the six months ended June 30, 2018 was $303,000 compared to $618,000 for the six months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 and June 30, 2017 was 26.1% and 39.5%, respectively. The decrease in income tax expense and the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017 which reduced the Company’s federal tax rate from 34% to 21%.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2018 and 2017 (unaudited).  All average balances are daily average balances based upon amortized cost.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the six months ended June 30, 2018 and 2017 are annualized.

	Six Months Ended June 30,			Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$253,654	$4,735	3.73%	$220,213	$3,886	3.53%
Securities (1)	26,823	291	2.17%	31,311	302	1.93%
Other interest-earning assets	18,976	124	1.31%	17,086	50	0.59%
Total interest-earning assets	299,453	5,150	3.44%	286,610	4,238	2.96%

Non-interest earning assets	10,671			9,105
Total assets	$310,124			$277,715

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,232	$35	0.21%	$32,976	$35	0.21%
Certificates of deposit	123,611	961	1.55%	116,371	749	1.29%
Money market accounts	36,650	67	0.37%	37,154	68	0.37%
NOW accounts	18,938	47	0.50%	13,139	8	0.12%
Total interest-bearing deposits	212,431	1,110	1.05%	199,640	860	0.86%
Borrowings	36,293	336	1.85%	15,845	105	1.33%
Total interest-bearing liabilities	248,724	1,446	1.16%	215,485	965	0.90%
Demand deposit accounts	16,485			17,678
Other noninterest-bearing liabilities	129			504
Total liabilities	265,338			233,667
Stockholders' equity	44,786			44,048
Total liabilities and stockholders' equity	$310,124			$277,715

Net interest income		$3,704			$3,273
Net interest rate spread (2)			2.28%			2.06%
Net interest-earning assets (3)	$50,729			$71,125
Net interest margin (4)			2.47%			2.28%
Average of interest-earning assets to interest-bearing liabilities	120.40%			133.01%

(1)	No tax equivalent adjustment was applied to tax exempt income for the six months ended June 30, 2018 and 2017 as the amount is not significant.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Six months ending June 30, 2018 compared to six months ending June 30, 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans (1)	$615	$234	$849
Securities (2)	(85)	74	(11)
Other interest-earning assets (3)	6	68	74
Total interest-earning assets	536	376	912

Interest-bearing liabilities
Deposits:
Savings accounts	-	-	-
Certificates of deposit	49	163	212
Money market accounts	(1)	-	(1)
NOW accounts	5	34	39
Total interest-bearing deposits	53	197	250
Borrowings	177	54	231
Total interest-bearing liabilities	230	251	481

Change in net interest income	$306	$125	$431

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	During the six months ended June 30, 2018, the company repurchased 10,000 shares of common stock at an average cost of $19.30 per share. An additional 5,000 shares of common stock were subsequently purchased in July 2018 at an average cost of $19.50 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	-	-	-	131,237
May 1, 2018 through May 31, 2018	10,000	19.30	10,000	121,237
June 1, 2018 through June 30, 2018	-	-	-	121,237

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: August 10, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: August 10, 2018	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer

