Form 10-Q
period 2018-09-30
Melrose Bancorp, Inc.
filed 2018-11-09
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES ☐     NO ☒

As of November 9, 2018, 2,582,424 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and due from banks	$12,742	$8,903
Money market funds	2,570	3,963
Federal funds sold	3,667	4,737
Cash and cash equivalents	18,979	17,603
Investments in available-for-sale securities, at fair value	27,342	26,496
Federal Home Loan Bank stock, at cost	2,285	1,800
Loans, net of allowance for loan losses of $1,358 at September 30, 2018 and $1,134 at December 31, 2017	262,265	251,317
Premises and equipment, net	2,675	1,993
Co-operative Central Bank deposit	891	886
Bank-owned life insurance	6,207	6,090
Accrued interest receivable	834	702
Deferred tax asset, net	539	364
Other assets	310	275
Total assets	$322,327	$307,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$18,138	$16,180
Interest-bearing	222,513	216,741
Total deposits	240,651	232,921
Federal Home Loan Bank advances	36,000	29,000
Other liabilities	668	612
Total liabilities	277,319	262,533
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued 2,591,424 shares at September 30, 2018 and 2,600,743 shares at December 31, 2017	26	26
Additional paid-in-capital	23,454	23,496
Retained earnings	24,091	23,674
Unearned compensation - ESOP (190,526 shares unallocated at September 30, 2018 and 196,184 shares unallocated at December 31, 2017)	(1,905)	(1,961)
Unearned compensation - restricted stock	(350)	(451)
Accumulated other comprehensive (loss)/income	(308)	209
Total stockholders’ equity	45,008	44,993
Total liabilities and stockholders’ equity	$322,327	$307,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$2,559	$2,139	$7,327	$6,025
Interest and dividends on securities:
Taxable	137	129	396	398
Tax-exempt	16	18	48	51
Other interest	100	62	223	112
Total interest and dividend income	2,812	2,348	7,994	6,586
Interest expense:
Interest on deposits	753	479	1,863	1,339
Interest on Federal Home Loan Bank advances	201	112	536	217
Total interest expense	954	591	2,399	1,556
Net interest and dividend income	1,858	1,757	5,595	5,030
Provision for loan losses	53	3	224	94
Net interest and dividend income after provision for loan losses	1,805	1,754	5,371	4,936
Noninterest income:
Fees and service charges	19	22	66	62
Gain on sales and calls of available-for-sale securities, net	103	388	342	1,195
Income on bank-owned life insurance	24	84	77	133
Other income	3	-	11	4
Total noninterest income	149	494	496	1,394
Noninterest expense:
Salaries and employee benefits	827	807	2,543	2,428
Occupancy expense	85	155	243	307
Equipment expense	20	11	54	32
Data processing expense	113	100	314	297
Advertising expense	52	45	158	146
Printing and supplies	11	9	43	38
FDIC assessment	22	15	66	55
Audits and examinations	57	50	171	150
Other professional services	83	80	243	230
Other expense	85	45	271	151
Total noninterest expense	1,355	1,317	4,106	3,834
Income before income tax expense	599	931	1,761	2,496
Income tax expense	157	300	460	917
Net income	$442	$631	$1,301	$1,579
Weighted average common shares outstanding:
Basic	2,378,294	2,368,989	2,377,858	2,365,661
Diluted	2,411,000	2,380,820	2,407,997	2,370,063
Earnings per share:
Basic	$0.19	$0.27	$0.55	$0.67
Diluted	$0.18	$0.27	$0.54	$0.67
Dividends per share	$-	$-	$0.34	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$442	$631	$1,301	$1,579
Other comprehensive loss, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(70)	48	(350)	545
Reclassification adjustment for net realized gains included in net income	(103)	(388)	(342)	(1,195)
Other comprehensive loss before income tax effect	(173)	(340)	(692)	(650)
Income tax benefit	44	133	175	285
Other comprehensive loss, net of tax	(129)	(207)	(517)	(365)
Comprehensive income	$313	$424	$784	$1,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2018 and 2017

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	- RSA	(Loss)/Income	Total
Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	-	-	-	1,579	-	-	-	1,579
Other comprehensive loss, net of tax	-	-	-	-	-	-	(365)	(365)
Shares repurchased for tax withholdings on stock-based compensation	(1,336)	-	(22)	-	-	-	-	(22)
Restricted stock award expense	-	-	-	-	-	101	-	101
Stock option expense	-	-	124	-	-	-	-	124
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	43	-	57	-	-	100
Balance, September 30, 2017	2,600,743	$26	$23,437	$23,491	$(1,980)	$(484)	$331	$44,821
Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993
Net income	-	-	-	1,301	-	-	-	1,301
Other comprehensive loss, net of tax	-	-	-	-	-	-	(517)	(517)
Dividends paid	-	-	-	(884)	-	-	-	(884)
Restricted stock award expense	-	-	-	-	-	101	-	101
Stock option expense	-	-	124	-	-	-	-	124
Repurchase of common stock	(17,200)	-	(335)	-	-	-	-	(335)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	56	-	56	-	-	112
Shares repurchased for tax withholdings on stock-based compensation	(1,219)	-	(24)	-	-	-	-	(24)
Stock options exercised	9,100	-	137	-	-	-	-	137
Balance, September 30, 2018	2,591,424	$26	$23,454	$24,091	$(1,905)	$(350)	$(308)	$45,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$1,301	$1,579
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	160	100
Gain on sales and calls of available-for-sale securities, net	(342)	(1,195)
Provision for loan losses	224	94
Change in net deferred loan fees/costs	44	4
Change in unamortized premiums	48	(74)
Depreciation	109	160
Increase in accrued interest receivable	(132)	(96)
Increase in other assets	(35)	(93)
Increase in other liabilities	56	161
Income on bank-owned life insurance	(77)	(133)
ESOP expense	112	100
Stock-based compensation expense	225	225
Net cash provided by operating activities	1,693	832

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,169)	(3,193)
Proceeds from sales of available-for-sale securities	602	2,264
Proceeds from maturities and calls of available-for-sale securities	6,211	3,814
Purchases of Federal Home Loan Bank stock	(485)	(716)
Increase in Cooperative Central Bank deposit	(5)	(5)
Loan originations and principal collections, net	(11,264)	(9,011)
Loans purchased	-	(12,605)
Capital expenditures	(791)	(396)
Premiums paid on bank-owned life insurance	(40)	(41)
Net cash used in investing activities	(13,941)	(19,889)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	2,298	1,951
Net increase in time deposits	5,432	10,427
Proceeds from Federal Home Loan Bank advances	10,000	16,000
Repayment of Federal Home Loan Bank advances	(3,000)	-
Dividends paid	(884)	-
Repurchase of Melrose Bancorp, Inc. common stock	(335)	-
Shares repurchased for tax withholdings on stock-based compensation	(24)	(22)
Stock options exercised	137	-
Net cash provided by financing activities	13,624	28,356

Net increase in cash and cash equivalents	1,376	9,321
Cash and cash equivalents at beginning of the period	17,603	13,792
Cash and cash equivalents at end of the period	$18,979	$23,113

Supplemental disclosures:
Interest paid	$2,384	$1,551
Income taxes paid	64	785

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of September 30, 2018 and for the interim periods ended September 30, 2018 and 2017 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 16, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2018.

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

FEDERAL HOME LOAN BANK STOCK:

As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement, as defined. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of September 30, 2018, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(In thousands, except share data)
Net income	$442	$631	$1,301	$1,579

Basic Common Shares:
Weighted average common shares outstanding	2,593,648	2,600,743	2,598,234	2,601,485
Weighted average shares - unearned restricted stock	(23,885)	(32,741)	(26,078)	(34,925)
Weighted average unallocated ESOP shares	(191,469)	(199,013)	(194,298)	(200,899)
Basic weighted average shares outstanding	2,378,294	2,368,989	2,377,858	2,365,661

Dilutive effect of unvested restricted stock awards	5,319	8,502	5,724	4,402
Dilutive effect of stock options	27,387	3,329	24,415	-
Diluted weighted average shares outstanding	2,411,000	2,380,820	2,407,997	2,370,063

Basic earnings per share	$0.19	$0.27	$0.55	$0.67
Diluted earnings per share (1)	$0.18	$0.27	$0.54	$0.67

(1)	For the nine months ended September 30, 2017, stock options were not included in the computation of dilutive earnings per share, because the effect is anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of September 30, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2014-09 and ASU 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018 and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, include interim reporting periods within that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Based on the Company’s preliminary analysis of the effect of the new standard on its recurring revenue streams, the net quantitative impact of these presentation changes to noninterest income and noninterest expense is expected to be immaterial and will not affect net income. The Company is in the process of completing a full evaluation of the impact of the new standard, however, anticipates the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU was issued to increase transparency and comparability among organizations by requiring reporting entities to recognize all leases, including operating, as lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods therein. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019, an entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of these additional disclosures until their effective date. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of September 30, 2018 (unaudited) and December 31, 2017:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
September 30, 2018
U.S. Government and federal agency obligations	$4,544	$-	$114	$4,430
Debt securities issued by states of the United States and political subdivisions of the states	2,630	-	68	2,562
Corporate bonds and notes	14,465	4	210	14,259
Preferred stock	2,000	4	50	1,954
Asset-backed securities	1,013	-	53	960
Mortgage-backed securities	1,262	-	52	1,210
Marketable equity securities	1,817	160	10	1,967
	$27,731	$168	$557	$27,342

December 31, 2017:
U.S. Government and federal agency obligations	$5,390	$-	$65	$5,325
Debt securities issued by states of the United States and political subdivisions of the states	2,898	12	29	2,881
Corporate bonds and notes	11,364	7	77	11,294
Preferred stock	3,000	13	-	3,013
Mortgage-backed securities	1,495	-	47	1,448
Marketable equity securities	2,046	490	1	2,535
	$26,193	$522	$219	$26,496

The scheduled maturities of debt securities were as follows as of September 30, 2018 (unaudited):

Fair Value
(In Thousands)
Due within one year	$2,483
Due after one year through five years	16,494
Due after five years through ten years	2,069
Due after ten years	1,209
Asset-backed securities	960
Mortgage-backed securities	1,210
$24,425

Not included in the maturity table above is preferred stock with no stated maturity of $950,000 at September 30, 2018 (unaudited).

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of September 30, 2018 (unaudited) and December 31, 2017.

During the three and nine months ended September 30, 2018 (unaudited) proceeds from the sales of available-for-sale securities were $175,000 and $602,000, respectively, and gross realized gains on these sales amounted to $103,000 and $357,000, respectively. The tax expense on the realized gains during the three and nine months ended September 30, 2018 was $27,000 and $88,000, respectively. There were no realized losses on available for sale securities for the three months ended September 30, 2018. During the nine months ended September 30, 2018, there was one security called prior to full amortization of the premium being taken, and the Company recognized a loss of $15,000 as a result. During the three and nine months ended September 30, 2017 (unaudited) proceeds from the sales of available-for-sale securities were $718,000 and $2.3 million, respectively, and gross realized gains on these sales amounted to $388,000 and $1.2 million, respectively. The tax expense on the realized gains during the three and nine months ended September 30, 2017 was $136,000 and $420,000, respectively. There were no realized losses on available for sale securities for the three and nine months ended September 30, 2017.

The Company had no pledged securities as of September 30, 2018 (unaudited) and December 31, 2017.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of September 30, 2018 (unaudited) and December 31, 2017:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
September 30, 2018
U.S. Government and federal agency obligations	$1,321	$43	$3,109	$71	$4,430	$114
Debt securities issued by states of the United States and political subdivisions of the states	1,780	41	782	27	2,562	68
Corporate bonds and notes	10,639	137	2,925	73	13,564	210
Preferred stock	950	50	-	-	950	50
Asset-backed securities	960	53	-	-	960	53
Mortgage-backed securities	-	-	1,210	52	1,210	52
Marketable equity securities	1,699	10	-	-	1,699	10
Total temporarily impaired securities	$17,349	$334	$8,026	$223	$25,375	$557
December 31, 2017
U.S. Government and federal agency obligations	$2,855	$20	$2,470	$45	$5,325	$65
Debt securities issued by states of the United States and political subdivisions of the states	991	6	535	23	1,526	29
Corporate bonds and notes	4,467	24	3,946	53	8,413	77
Mortgage-backed securities	453	6	995	41	1,448	47
Marketable equity securities	485	1	-	-	485	1
Total temporarily impaired securities	$9,251	$57	$7,946	$162	$17,197	$219

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

Unrealized losses on U.S. Government and federal agency obligations amounted to $114,000 and consisted of nine securities. The unrealized losses on six of these debt securities were individually less than 3.5% of amortized cost basis, with three of these U.S. government and federal agency obligations between 3.5% and 7.0% of amortized cost basis. Unrealized losses on municipal bonds amounted to $68,000 and consisted of seven securities. The unrealized losses on five of these debt securities were individually less than 2.5% of amortized cost basis, with two of these municipal bonds between 5.0% and 6.2% of amortized cost basis. Unrealized losses on corporate bonds amounted to $210,000 and consisted of twenty-four securities. The unrealized losses on twenty-two of these debt securities were individually less than 4.0% of amortized cost basis, with two of these corporate bonds between 4.0% and 5.5% of amortized cost basis. Unrealized losses on preferred stock amounted to $50,000 and consisted of one security, the unrealized loss on this one security was 5.0% of amortized cost basis. Unrealized losses on asset-backed securities amounted to $53,000 and consisted of four securities. Unrealized losses on one of these asset-backed securities was less than 1% of amortized cost basis, with three of these securities having unrealized losses between 5.2% and 6.4% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $52,000 and consisted of five securities. The unrealized losses on these debt securities range from 1.8% to 6.5% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

Unrealized losses on marketable equity securities amounted to $10,000 and consisted of two securities. The unrealized losses on these marketable equity securities were less than 1.0% of amortized cost basis. These unrealized losses relate principally to the effect of fluctuations in market value and not to an increase in credit risk of the issuers.

NOTE 4 - LOANS

Loans consisted of the following at:

	September 30,	December 31,
	2018	2017
	(In Thousands)
	(unaudited)
Real estate loans:
One-to four-family residential	$183,860	$189,763
Home equity loans and lines of credit	12,453	11,585
Commercial	56,175	34,686
Construction	10,655	15,853
Consumer loans	52	44
Total loans	263,195	251,931

Allowance for loan losses	(1,358)	(1,134)
Deferred loan (fees)/costs, net	(9)	35
Unamortized premiums	437	485
Net loans	$262,265	$251,317

The following tables set forth information on loans and the allowance for loan losses at and for the periods ending September 30, 2018 and 2017 (unaudited) and as of December 31, 2017:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended September 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$476	$51	$678	$71	$1	$28	$1,305
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(9)	4	106	(48)	-	-	53
Ending balance	$467	$55	$784	$23	$1	$28	$1,358

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three Months Ended September 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$451	$52	$317	$131	$1	$29	$981
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	6	3	32	(38)	-	-	3
Ending balance	$457	$55	$349	$93	$1	$29	$984

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine Months Ended September 30, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(14)	3	312	(84)	-	7	224
Ending balance	$467	$55	$784	$23	$1	$28	$1,358

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Nine Months Ended September 30, 2017 (unaudited)
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
Provision/(benefit)	39	6	73	(24)	-	-	94
Ending balance	$457	$55	$349	$93	$1	$29	$984

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
At September 30, 2018 (unaudited)
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$8
Ending balance:
Collectively evaluated for impairment	459	55	784	23	1	28	1,350
Total allowance for loan losses ending balance	$467	$55	$784	$23	$1	$28	$1,358
Loans:
Ending balance:
Individually evaluated for impairment	$98	$-	$-	$-	$-	$-	$98
Ending balance:
Collectively evaluated for impairment	183,762	12,453	56,175	10,655	52	-	263,097
Total loans ending balance	$183,860	$12,453	$56,175	$10,655	$52	$-	$263,195

At December 31, 2017
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$8
Ending balance:
Collectively evaluated for impairment	473	52	472	107	1	21	1,126
Total allowance for loan losses ending balance	$481	$52	$472	$107	$1	$21	$1,134
Loans:
Ending balance:
Individually evaluated for impairment	$100	$-	$-	$-	$-	$-	$100
Ending balance:
Collectively evaluated for impairment	189,663	11,585	34,686	15,853	44	-	251,831
Total loans ending balance	$189,763	$11,585	$34,686	$15,853	$44	$-	$251,931

The following tables set forth information regarding nonaccrual loans and past-due loans as of September 30, 2018 (unaudited) and December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At September 30, 2018 (unaudited)
Real estate loans:
One-to four-family residential	$358	$-	$171	$529	$183,331	$183,860	$-	$353
Home equity loans and lines of credit	-	-	-	-	12,453	12,453	-	-
Commercial	-	-	-	-	56,175	56,175	-	-
Construction	-	-	-	-	10,655	10,655	-	-
Consumer loans	1	-	-	1	51	52	-	-
Total	$359	$-	$171	$530	$262,665	$263,195	$-	$353
At December 31, 2017
Real estate loans:
One-to four-family residential	$295	$177	$-	$472	$189,291	$189,763	$-	$189
Home equity loans and lines of credit	189	-	-	189	11,396	11,585	-	-
Commercial	-	-	-	-	34,686	34,686	-	-
Construction	-	-	-	-	15,853	15,853	-	-
Consumer loans	-	-	-	-	44	44	-	-
Total	$484	$177	$-	$661	$251,270	$251,931	$-	$189

During the nine months ended September 30, 2018 (unaudited) there was one, one- to four-family residential loan, with an outstanding balance of $98,000 as of September 30, 2018, meeting the definition of an impaired loan in ASC 310-10-35. During the nine months ended September 30, 2017 there was one, one- to four-family residential loan, with an outstanding balance of $100,000 as of September 30, 2017, meeting the definition of an impaired loan in ASC 310-10-35.

During the three months ended September 30, 2018 (unaudited) there were no one- to four-family residential real estate loans modified that met the definition of a troubled debt restructured loan in ASC 310-40. During the nine months ended September 30, 2018 (unaudited) there was one, one- to four-family residential real estate loan with a recorded balance of $98,000, modified that met the definition of a troubled debt restructured loan in ASC 310-40. The loan has had no defaults on payment, and no commitments to lend additional funds have been approved subsequent to the modification. During the three and nine months ended September 30, 2017 (unaudited), there was one, one- to four-family residential real estate loan with a recorded balance of $100,000, modified that met the definition of a troubled debt restructured loan.

As of September 30, 2018 (unaudited) and December 31, 2017, there were no loans in the process of foreclosure.

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

As of September 30, 2018 (unaudited), there was one, one- to four- family residential real estate loan with a total balance of $98,000 with a risk rating of “7 – special mention.” There were three, one- to four- family residential real estate loans with a total balance of $455,000 with a risk rating of “6W – Pass Watch,” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

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

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	September 30,	December 31,
	2018	2017
	(In Thousands)
	(unaudited)
Land	$393	$393
Building	3,305	2,070
Construction in process	-	641
Furniture and equipment	642	553
Data processing equipment	468	360
	4,808	4,017
Accumulated depreciation	(2,133)	(2,024)
	$2,675	$1,993

NOTE 6 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of September 30, 2018 (unaudited) and December 31, 2017 amounted to $28,945,000 and $27,781,000, respectively.

For time deposits as of September 30, 2018 (unaudited) the scheduled maturities for each of the following periods ending September 30 are as follows:

(In Thousands)
2019	$76,412
2020	41,223
2021	11,088
2022	2,048
2023	782
$131,553

Deposits from related parties held by the Bank as of September 30, 2018 (unaudited) and December 31, 2017 amounted to $6,155,000 and $3,603,000, respectively.

NOTE 7 - BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain unencumbered investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at September 30, 2018 (unaudited) was approximately $69.7 million subject to the purchase of additional FHLB stock. The Bank had outstanding FHLB borrowings of $36.0 million at September 30, 2018, (unaudited) consisting of eight advances all with three year terms and interest rates ranging from 1.42% to 2.78%. Additionally, at September 30, 2018, (unaudited) the Bank had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Maturities of advances from the FHLB for the periods ending after September 30, 2018 (unaudited) are summarized as follows (in thousands):

2019	$10,000
2020	16,000
2021	10,000
$36,000

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of September 30, 2018 (unaudited) and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In Thousands)
Commitments to originate loans	$9,337	$2,401
Unused lines of credit	20,510	17,611
Due to borrowers on unadvanced construction loans	2,770	2,320
	$32,617	$22,332

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for September 30, 2018 (unaudited) and December 31, 2017. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2018 (unaudited) and the year ended December 31, 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of September 30, 2018 (unaudited) and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
September 30, 2018
U.S. Government and federal agency obligations	$4,430	$-	$4,430	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,562	-	2,562	-
Corporate bonds and notes	14,259	-	14,259	-
Preferred stock	1,954	1,954	-	-
Asset-backed securities	960	-	960	-
Mortgage-backed securities	1,210	-	1,210	-
Marketable equity securities	1,967	1,967	-	-
Totals	$27,342	$3,921	$23,421	$-

December 31, 2017:
U.S. Government and federal agency obligations	$5,325	$-	$5,325	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,881	-	2,881	-
Corporate bonds and notes	11,294	-	11,294	-
Preferred stock	3,013	3,013	-	-
Mortgage-backed securities	1,448	-	1,448	-
Marketable equity securities	2,535	2,535	-	-
Totals	$26,496	$5,548	$20,948	$-

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At September 30, 2018 (unaudited) and December 31, 2017, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	September 30, 2018 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,979	$18,979	$-	$-	$18,979
Available-for-sale securities	27,342	3,921	23,421	-	27,342
Federal Home Loan Bank stock	2,285	2,285	-	-	2,285
Loans, net	262,265	-	-	264,112	264,112
Co-operative Central Bank deposit	891	891	-	-	891
Accrued interest receivable	834	834	-	-	834
Financial liabilities:
Deposits	240,651	-	240,784	-	240,784
FHLB advances	36,000	-	34,931	-	34,931

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,603	$17,603	$-	$-	$17,603
Available-for-sale securities	26,496	5,548	20,948	-	26,496
Federal Home Loan Bank stock	1,800	1,800	-	-	1,800
Loans, net	251,317	-	-	252,792	252,792
Co-operative Central Bank deposit	886	886	-	-	886
Accrued interest receivable	702	702	-	-	702
Financial liabilities:
Deposits	232,921	-	232,899	-	232,899
FHLB advances	29,000	-	28,660	-	28,660

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

The components of other comprehensive loss, included in stockholders’ equity, are as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
	(In thousands)
	(unaudited)
Net unrealized holding (loss)/gain on available-for-sale securities	$(70)	$48	$(350)	$545
Reclassification adjustment for net realized gains included in net income (1)	(103)	(388)	(342)	(1,195)
Other comprehensive loss before income tax effect	(173)	(340)	(692)	(650)
Income tax benefit	44	133	175	285
Other comprehensive loss, net of tax	$(129)	$(207)	$(517)	$(365)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive loss and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the three and nine months ended September 30, 2018, is reflected as gain on sales and calls of available-for-sale securities, net of $103,000 and $342,000, respectively. The tax effect, included in income tax expense for the three and nine months ended September 30, 2018, was $27,000 and $88,000, respectively. Pre-tax amount for the three and nine months ended September 30, 2017 is reflected as a gain on sales and calls of available-for-sale securities, net of $388,000 and $1.2 million, respectively. The tax effect, included in income tax expense for the three and nine months ended September 30, 2017 was $136,000 and $420,000, respectively. The after tax amounts are included in net income.

Accumulated other comprehensive (loss)/income as of September 30, 2018 (unaudited) and December 31, 2017 consists of net unrealized holding (losses)/gains on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At September, 30, 2018 (unaudited), the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of September 30, 2018 (unaudited), that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2018 (unaudited) and December 31, 2017 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars In Thousands)
At September 30, 2018 (unaudited):
Total Capital (to Risk Weighted Assets)	$38,713	17.27%	$17,931	8.0%	$22,414	10.0%
Tier 1 Capital (to Risk Weighted Assets)	37,286	16.64	13,448	6.0	17,931	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	37,286	16.64	10,086	4.5	14,569	6.5
Tier 1 Capital (to Average Assets)	37,286	12.07	12,353	4.0	15,441	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$35,297	19.80%	$15,007	8.0%	$18,759	10.0%
Tier 1 Capital (to Risk Weighted Assets)	36,314	19.08	11,255	6.0	15,007	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	36,314	19.08	8,441	4.5	12,193	6.5
Tier 1 Capital (to Average Assets)	36,314	12.59	11,373	4.0	14,216	5.0

NOTE 12 – COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On September 14, 2017, the board of directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on November 12, 2015. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 130,037 shares, representing approximately 5.0% of the Company’s issued and outstanding shares of common stock as of September 14, 2017. As of September 14, 2017, the Company had 11,200 shares remaining to be purchased under its previously announced share repurchase plan of 283,000. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors. As of September 30, 2018, the Company had 124,037 shares remaining to be repurchased pursuant to its repurchase plans.

During the nine months ended September 30, 2018 (unaudited), the Company repurchased 17,200 shares of common stock at an average cost of $19.42 per share. Common stock repurchases for the three months ended September 30, 2018 are presented in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	5,000	19.50	5,000	126,237
August 1, 2018 to August 31, 2018	-	-	-	126,237
September 1, 2018 to September 30, 2018	2,200	19.75	2,200	124,037

During the nine months ended September 30, 2018, 1,219 shares of common stock were repurchased, as a result of net settlements in connection with the second annual installment of stock awards vesting. During the nine months ended September 30, 2017, 1,336 shares of common stock were repurchased, as a result of net settlements in connection with the first annual installment of stock awards vesting. These net settlements were not part of the Company’s repurchase plan; the Company was required to purchase these shares for the payment of incomes taxes withheld on unvested restricted stock awards.

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

On May 12, 2016, the Company issued 44,300 shares of common stock restricted stock awards. The restricted stock award expense is based on the grant date fair value of $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three and nine months ended September 30, 2018, in connection with the restricted stock awards was $34,000 and $101,000, respectively (unaudited), and the recognized tax benefit was $9,000 and $26,000, respectively (unaudited). There were no forfeitures during the three and nine month period ending September 30, 2018. During the three and nine month period ending September 30, 2017, the expense was $34,000 and $101,000, respectively (unaudited), and the recognized tax benefit was $12,000 and $35,000, respectively (unaudited). There were no forfeitures during the three and nine month period ending September 30, 2017.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value of outstanding stock options is $1.0 million as of September 30, 2018. The total expense recognized for the three and nine months ended September 30, 2018, in connection with the stock options was $41,000 and $124,000, respectively (unaudited), and the recognized tax benefit was $3,000 and $10,000, respectively (unaudited). There were no forfeitures during the three and nine month period ending September 30, 2018. There were no stock options exercised during the three months ended September 30, 2018. During the nine months ended September 30, 2018, there were 9,100 options exercised. During the three and nine month period ending September 30, 2017 the stock option expense was $42,000 and $124,000, respectively (unaudited), and the recognized tax benefit was $4,000 and $13,000 (unaudited). There were no forfeitures or options exercised during the three and nine month period ending September 30, 2017.

At September 30, 2018 (unaudited), the unrecognized share based compensation expense related to the 26,580 unvested restricted stock awards amounted to $350,000. The unrecognized expense will be recognized over a weighted average period of 2.6 years.

At September 30, 2018 (unaudited), 80,580 of the 215,100 stock options outstanding are exercisable, and the remaining contractual life is 7.6 years. The unrecognized expense related to the unvested options is $435,000 and will be recognized over a weighted average period of 2.6 years.

NOTE 14 – SUBSEQUENT EVENT

In October of 2018, a total of 9,000 shares of common stock were repurchased at an average cost of $19.75 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 (unaudited) and December 31, 2017

Total assets increased $14.8 million, or 4.8%, to $322.3 million at September 30, 2018 from $307.5 million at December 31, 2017. The increase was the result of an increase in cash and cash equivalents, securities available-for-sale, FHLB stock, net loans, and premises and equipment.

Cash and cash equivalents increased $1.4 million, or 8.0%, to $19.0 million at September 30, 2018 from $17.6 million at December 31, 2017. This increase was due primarily to an increase of a $7.7 million in deposits, $7.0 million increase in FHLB advances, and sales, calls, and maturities of available-for-sale securities of $6.8 million during the nine months ended September 30, 2018, partly offset by net loan originations of $11.3 million, purchases of available-for-sale securities of $8.2 million, and fixed asset additions of $791,000 during the nine months ended September 30, 2018.

Securities available-for-sale increased $846,000, or 3.2%, to $27.3 million at September 30, 2018 from $26.5 million at December 31, 2017. The increase in securities available-for-sale during the period was primarily a result of purchases of $8.2 million, offset by changes in fair value, as well as, sales, maturities, and calls of available-for-sale securities of $6.8 million.

Federal Home Loan Bank (FHLB) stock increased $485,000, or 26.9%, to $2.3 million at September 30, 2018 from $1.8 million at December 31, 2017. The increase in FHLB stock was the result of an increase in FHLB borrowings to $36.0 million at September 30, 2018, from $29.0 million at December 31, 2017. The borrowings are being used to fund new loan originations.

Net loans increased $11.0 million, or 4.4%, to $262.3 million at September 30, 2018 from $251.3 million at December 31, 2017. The increase in net loans was due primarily to an increase of $21.5 million, or 62.0%, in commercial real estate loans, and an increase of $868,000, or 7.5%, in home equity loans and lines of credit, offset by a decrease of $5.9 million, or 3.1%, in one- to four- family residential loans, and a decrease of $5.2 million, or 32.8%, in construction loans.

At September 30, 2018 our premises and equipment was $2.7 million, an increase of $682,000, or 34.2%, from $2.0 million at December 31, 2017. The increase was the result of the lobby renovation completed in April 2018.

At September 30, 2018 our investment in bank-owned life insurance was $6.2 million, an increase of $117,000, or 1.9%, from $6.1 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $7.8 million, or 3.3%, to $240.7 million at September 30, 2018 from $232.9 million at December 31, 2017. The increase in deposits was due primarily to an increase of $5.4 million, or 4.1%, in time deposit accounts, an increase of $1.5 million, or 8.5%, in NOW accounts, an increase of $2.1 million, or 13.2%, in demand deposit accounts, and an increase of $391,000, or 2.5%, in money market accounts, partially offset by a decrease of  $1.5 million, or 5.5%, in savings accounts.

Borrowings, all of which were FHLB advances, increased $7.0 million, or 24.1%, to $36.0 million at September 30, 2018 from $29.0 million at December 31, 2017. At September 30, 2018, the Bank had the ability to borrow an additional $69.7 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations. Additionally at September 30, 2018, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity increased $15,000, or 0.04%, to $45.0 million at September 30, 2018 from $45.0 million at December 31, 2017. The increase was primarily due to net income of $1.3 million and a decrease in unearned compensation on restricted stock and the employee stock ownership plan of $213,000, for the nine months ended September 30, 2018, offset in part by a dividend payout of $0.34 per share, totaling $884,000, and a decrease in accumulated other comprehensive loss/income of $517,000, or 247.4%, to an accumulated loss of $308,000 at September 30, 2018 from accumulated income of $209,000 at December 31, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017 (unaudited)

General. Net income decreased $189,000, or 30.0%, to $442,000 for the three months ended September 30, 2018 from $631,000 for the three months ended September 30, 2017. Net income decreased primarily due to a decrease in gains on sales of available-for-sale securities and an increase in interest and non-interest expense, offset in part by an increase in interest and dividend income and a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $464,000, or 19.8%, to $2.8 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017 primarily due to an increase in interest and fees on loans of $420,000, or 19.6%, to $2.6 million for the three months ended September 30, 2018 from $2.1 million for the three months ended September 30, 2017. The increase in interest and fees on loans was the result of an increase of $26.0 million, or 11.2%, in the average balance on loans to $258.7 million for the three months ended September 30, 2018, from $232.7 million for the three months ended September 30, 2017. In addition, the yield on these loans increased 28 basis points to 3.96% for the three months ended September 30, 2018 from 3.68% for the three months ended September 30, 2017. The increase in yield on loans for the nine months ended September 30, 2017 is primarily due to rising loan rates, as well as, the Bank increasing the mix of commercial real estate loans to residential one- to four-family loans, these commercial loans generally have higher yields.

Interest and dividends on securities increased $6,000, or 4.1%, to $153,000 for the three months ended September 30, 2018 from $147,000 for the three months ended September 30, 2017 resulting primarily from a 35 basis point increase in the yield on available-for-sale securities, offset in part by a decrease in average balance of available-for-sale securities of $3.8 million, or 12.1%, to $27.1 million for the three months ended September 30, 2018 from $30.9 million for the three months ended September 30, 2017.

Other interest income increased $38,000, or 61.3%, to $100,000 for the three months ended September 30, 2018 from $62,000 for the three months ended September 30, 2017, primarily due to higher average interest rates on balances held at correspondent banks, partly offset by a decrease of $1.1 million, or 4.8%, in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $363,000, or 61.4%, to $954,000 for the three months ended September 30, 2018 from $591,000 for the three months ended September 30, 2017. The increase was primarily due to an increase of $8.6 million, or 4.1%, in the average balance of interest-bearing deposits, in addition to a 46 basis point increase in yield on these accounts. There was an increase in interest expense on FHLB borrowings of $89,000, or 79.5%, to $201,000 for the three months ended September 30, 2018 from $112,000 for the three months ended September 30, 2017. This increase was primarily due to an increase of $11.9 million, or 45.6%, in average balance on FHLB borrowings and a 40 basis point rate increase on these borrowings. The increase in yield on deposit accounts is primarily due to the Bank increasing interest rate on deposit accounts to remain competitive in the market.

Net Interest and Dividend Income. Net interest and dividend income increased $101,000, or 5.7%, to $1.9 million for the three months ended September 30, 2018 from $1.8 million for the three months ended September 30, 2017 primarily due to an increase in average balance on loans of $26.0 million, in addition to a 28 basis point increase in yield on those loans. The increase was partly offset by an increase in average balance on interest bearing deposits of $8.6 million, an increase in average balance on FHLB borrowings of $11.9 million, in addition to a 46 basis point increase on average interest bearing deposits and a 40 basis point increase on average FHLB advances.

Provision for Loan Losses. We recorded a provision for loan losses of $53,000 for the three months ended September 30, 2018, an increase of $50,000 from the provision of $3,000 for the three months ended September 30, 2017. The increased provision was a result of an increase in net loan originations, quarter to quarter, of $11.0 million. In addition, the Bank is increasing the mix of commercial real estate loans to residential one- to four-family loans, which we believe requires a higher reserve rate.

There were no charge-offs for the quarters ended September 30, 2018 and September 30, 2017. The allowance for loan losses was $1,358,000, or 0.52%, of total loans, at September 30, 2018, an increase of $374,000, or 38.0%, compared to $984,000, or 0.42%, of total loans, at September 30, 2017. There was $353,000 in nonperforming loans at September 30, 2018 and $191,000 in nonperforming loans as of September 30, 2017.

Noninterest Income. Noninterest income decreased $345,000, or 69.8%, to $149,000 for the three months ended September 30, 2018 from $494,000, for the three months ended September 30, 2017, primarily due to a decrease in the gain on sales and calls of available-for-sale securities of $285,000, or 73.5%, to $103,000 for the three months ended September 30, 2018, from $388,000, for the three months ended September 30, 2017, and a decrease in income on bank-owned life insurance of $60,000, or 71.4%, to $24,000 for the three months ended September 30, 2018 from $84,000 for the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $38,000, or 2.9%, to $1.4 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017. Noninterest expense increased primarily due to an increase in salaries and employee benefits, equipment expense, data processing expense, advertising expenses, audits and examinations, and professional services, partially offset by a decrease in occupancy expense.

Salaries and employee benefits expense increased $20,000, or 2.5%, to $827,000 for the three months ended September 30, 2018 from $807,000 for the three months ended September 30, 2017, primarily due to new hires and normal salary increases. Equipment expenses increased $9,000, or 81.8%, to $20,000 for the three months ended September 30, 2018 from $11,000 for the three months ended September 30, 2017, as a result of increased depreciation expense. FDIC Assessment increased $7,000, or 46.7%, to $22,000 for the three months ended September 30, 2018, from $15,000 for the three months ended September 30, 2017. Audits and examination expense increased $7,000, or 14.0%, to $57,000 for the three months ended September 30, 2018, from $50,000 for the three months September 30, 2017. Data processing expense increased $13,000, or 13.0%, to $113,000 for the three months ended September 30, 2018, from $100,000 for the three months ended September 30, 2017. Advertising expense increased $7,000, or 15.6%, to $52,000 for the three months ended September 30, 2018, from $45,000 for the three months ended September 30, 2017. Other professional services expense increased $3,000, or 3.8%, to $83,000 for the three months ended September 30, 2018, from $80,000 for the three months ended September 30, 2017. Other expense increased $40,000, or 88.9%, to $85,000 for the three months ended September 30, 2018, from $45,000 for the three months ended September 30, 2017. The increase was due to an increase in software amortization and a change to some of the Bank’s deposit products in which the Bank is rebating certain fees and service charges based on specific account parameters and activity. These increases were partially offset by a decrease in occupancy expense of $70,000, or 45.2%, to $85,000 for the three months ended September 30, 2018, from $155,000 for the three months ended September 30, 2017. As a result of the lobby renovation, we accelerated depreciation on a few assets during the three months ended September 30, 2017, which resulted in the decreased expense quarter to quarter.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended September 30, 2018 was $157,000 compared to $300,000 for the three months ended September 30, 2017. The effective tax rate for the three months ended September 30, 2018 and September 30, 2017 was 26.21% and 32.22%, respectively. The decrease in income tax expense and the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017, which reduced the Company’s federal tax rate from 34% to 21%.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended September 30, 2018 and 2017 (unaudited).  All average balances are daily average balances based upon amortized cost.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended September 30, 2018 and 2017 are annualized.

	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands) Interest-earning assets:
Loans	$258,668	$2,559	3.96%	$232,674	$2,139	3.68%
Securities (1)	27,138	153	2.26%	30,856	147	1.91%
Other interest-earning assets	23,362	100	1.71%	24,536	62	1.01%
Total interest-earning assets	309,168	2,812	3.64%	288,066	2,348	3.26%

Non-interest earning assets	11,086			9,278
Total assets	$320,254			$297,344

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,629	$16	0.20%	$33,666	$19	0.23%
Certificates of deposit	129,574	627	1.94%	122,644	416	1.36%
Money market accounts	36,016	82	0.91%	37,904	35	0.37%
NOW accounts	19,352	28	0.58%	14,716	9	0.24%
Total interest-bearing deposits	217,571	753	1.38%	208,930	479	0.92%
Borrowings	37,859	201	2.12%	26,000	112	1.72%
Total interest-bearing liabilities	255,430	954	1.49%	234,930	591	1.01%
Demand deposit accounts	19,620			17,247
Other noninterest-bearing liabilities	139			399
Total liabilities	275,189			252,576
Stockholders’ equity	45,065			44,768
Total liabilities and stockholders’ equity	$320,254			$297,344

Net interest income		$1,858			$1,757
Net interest rate spread (2)			2.15%			2.25%
Net interest-earning assets (3)	$53,738			$53,136
Net interest margin (4)			2.40%			2.44%

Average of interest-earning assets to interest-bearing liabilities	121.04%			122.62%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended September 30, 2018 and 2017 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ending September 30, 2018 compared to three months ending September 30, 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans (1)	$250	$170	$420
Securities (2)	(11)	17	6
Other interest-earning assets (3)	(3)	41	38
Total interest-earning assets	236	228	464

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	(2)	(3)
Certificates of deposit	25	186	211
Money market accounts	(2)	49	47
NOW accounts	4	15	19
Total interest-bearing deposits	26	248	274
Borrowings	59	30	89
Total interest-bearing liabilities	85	278	363

Change in net interest income	$151	$(50)	$101

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 (unaudited)

General. Net income decreased $278,000, or 17.6%, to $1.3 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017. Net income decreased primarily due to a decrease in gains on sales and calls of available-for-sale securities, and an increase in interest and non-interest expenses, partially offset by an increase in interest and dividend income.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 21.4%, to $8.0 million for the nine months ended September 30, 2018 from $6.6 million for the nine months ended September 30, 2017 primarily due to an increase in interest and fees on loans of $1.3 million, or 21.6%, to $7.3 million for the nine months ended September 30, 2018 from $6.0 million for the nine months ended September 30, 2017. This increase was primarily due to an increase of $30.9 million in the average balance on loans period to period and a 25 basis point increase in yield on these loans. The increase in yield on loans for the nine months ended September 30, 2017 is primarily due to rising loan rates, as well as, the Bank increasing the mix of commercial real estate loans to residential one- to four-family loans, these commercial loans generally have higher yields.

Interest and dividends on securities decreased $5,000, or 1.1%, to $444,000 for the nine months ended September 30, 2018 from $449,000 for the nine months ended September 30, 2017 resulting primarily from a decrease in the average balance of available-for-sale securities of $4.2 million, or 13.6%, to $26.9 million for the nine months ended September 30, 2018 from $31.2 million for the nine months ended September 30, 2017, partially offset by a yield increase of 28 basis points to 2.20% for the nine months ended September 30, 2018, from 1.92% for the nine months ended September 30, 2017.

Other interest income increased $111,000, or 99.1%, to $223,000 for the nine months ended September 30, 2018 from $112,000 for the nine months ended September 30, 2017, primarily due to higher average interest rates on balances held at correspondent banks. In addition, there was an increase of $858,000, or 4.4%, in the average balance held at correspondent banks for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Interest Expense. Interest expense increased $843,000, or 54.2%, to $2.4 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017. The increase was primarily due to an increase of $11.4 million, or 5.6%, in the average balance of interest-bearing deposits, in addition to a 28 basis point increase in yield on these accounts. There was an increase in interest expense on FHLB borrowings of $319,000, or 147.0%, to $536,000 for the nine months ended September 30, 2018 from $217,000 for the nine months ended September 30, 2017. This increase was primarily due to an increase of $17.6 million, or 91.1%, in average balance on FHLB borrowings and a 44 basis point increase in yield on these borrowings. The increase in yield on deposit accounts is primarily due to the Bank increasing interest rate on deposit accounts to remain competitive in the market.

Net Interest and Dividend Income. Net interest and dividend income increased $565,000, or 11.2%, to $5.6 million for the nine months ended September 30, 2018 from $5.0 million for the nine months ended September 30, 2017 primarily due to an increase in average balance on loans of $30.9 million, or 13.8%, to $255.3 million, for the nine months ended September 30, 2018 from $224.4 million for the nine months ended September 30, 2017, in addition to a 25 basis point increase in yield on those loans. This increase was partly offset by an increase in average balance on interest bearing deposits of $11.4 million, or 5.6%, to $214.2 million for the nine months ended September 30, 2018, from $202.7 million for the nine months ended September 30, 2017, and an increase in average balance on FHLB borrowings of $17.6 million, or 91.1%, to $36.8 million for the nine months ended September 30, 2018, from $19.3 million for the nine months ended September 30, 2017, in addition to a 28 basis point increase on average interest bearing deposits and a 44 basis point increase on average FHLB borrowings.

Provision for Loan Losses. We recorded a provision for loan losses of $224,000 for the nine months ended September 30, 2018, an increase of $130,000 from the provision of $94,000 for the nine months ended September 30, 2017. The provision increase is a result of an increase in the percentage of commercial loans to total loans in the portfolio, as the Bank continues its focus on commercial loan originations.

Noninterest Income. Noninterest income decreased $898,000, or 64.4%, to $496,000 for the nine months ended September 30, 2018 from $1.4 million, for the nine months ended September 30, 2017, primarily due to a decrease in the gain on sales and calls of available-for-sale securities of $853,000, or 71.4%, to $342,000 for the nine months ended September 30, 2018, from $1.2 million, for the nine months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $272,000, or 7.1%, to $4.1 million for the nine months ended September 30, 2018 from $3.8 million for the nine months ended September 30, 2017. Noninterest expense increased primarily due to an increase in salaries and employee benefits, equipment expense, FDIC assessment, audits and examinations, professional services, and other expenses.

Salaries and employee benefits expense increased $115,000, or 4.7%, to $2.5 million for the nine months ended September 30, 2018 from $2.4 million for the nine months ended September 30, 2017, primarily due to new hires, normal salary increases and increases in payroll taxes. Equipment expenses increased $22,000, or 68.8%, to $54,000 for the nine months ended September 30, 2018 from $32,000 for the nine months ended September 30, 2017, due to an increase in depreciation expense in connection with fixed asset additions for the nine months ended September 30, 2018. FDIC Assessment increased $11,000, or 20.0%, to $66,000 for the nine months ended September 30, 2018, from $55,000 for the nine months ended September 30, 2017. Audits and examination expense increased $21,000, or 14.0%, to $171,000 for the nine months ended September 30, 2018, from $150,000 for the nine months ended September 30, 2017. Other professional services expense increased $13,000, or 5.7%, to $243,000 for the nine months ended September 30, 2018, from $230,000 for the nine months ended September 30, 2017. Other expense increased $120,000, or 79.5%, to $271,000 for the nine months ended September 30, 2018, from $151,000 for the nine months ended September 30, 2017. The increase was due to an increase in software amortization and a change to some of the Bank’s deposit products in which the Bank is rebating certain fees and service charges based on specific account parameters and activity.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the nine months ended September 30, 2018 was $460,000 compared to $917,000 for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 and September 30, 2017 was 26.1% and 36.7%, respectively. The decrease in income tax expense and the effective tax rate during the 2018 period is a result of The Tax Act which was passed in December 2017, which reduced the Company’s federal tax rate from 34% to 21%.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2018 and 2017 (unaudited).  All average balances are daily average balances based upon amortized cost.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the nine months ended September 30, 2018 and 2017 are annualized.

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$255,344	$7,327	3.83%	$224,413	$6,025	3.58%
Securities (1)	26,929	444	2.20%	31,157	449	1.92%
Other interest-earning assets	20,454	223	1.45%	19,596	112	0.76%
Total interest-earning assets	302,727	7,994	3.52%	275,166	6,586	3.19%

Non-interest earning assets	10,807			9,166
Total assets	$313,534			$284,332

Interest-bearing liabilities:
Deposits:
Savings accounts	$33,029	$52	0.21%	$33,209	$54	0.22%
Certificates of deposit	125,620	1,587	1.68%	118,485	1,166	1.31%
Money market accounts	36,436	149	0.55%	37,407	103	0.37%
NOW accounts	19,078	75	0.52%	13,670	16	0.16%
Total interest-bearing deposits	214,163	1,863	1.16%	202,771	1,339	0.88%
Borrowings	36,821	536	1.94%	19,267	217	1.50%
Total interest-bearing liabilities	250,984	2,399	1.27%	222,038	1,556	0.93%
Demand deposit accounts	17,541			17,533
Other noninterest-bearing liabilities	129			470
Total liabilities	268,654			240,041
Stockholders’ equity	44,880			44,291
Total liabilities and stockholders’ equity	$313,534			$284,332

Net interest income		$5,595			$5,030
Net interest rate spread (2)			2.25%			2.26%
Net interest-earning assets (3)	$51,863			$53,128
Net interest margin (4)			2.46%			2.44%
Average of interest-earning assets to interest-bearing liabilities	120.62%			123.93%

(1)	No tax equivalent adjustment was applied to tax exempt income for the nine months ended September 30, 2018 and 2017 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Nine months ending September 30, 2018 compared to nine months ending September 30, 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans (1)	$869	$433	$1,302
Securities (2)	(86)	81	(5)
Other interest-earning assets (3)	5	106	111
Total interest-earning assets	788	620	1,408

Interest-bearing liabilities
Deposits:
Savings accounts	-	(2)	(2)
Certificates of deposit	74	347	421
Money market accounts	(3)	49	46
NOW accounts	8	51	59
Total interest-bearing deposits	79	445	524
Borrowings	241	78	319
Total interest-bearing liabilities	320	523	843

Change in net interest income	$468	$97	$565

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	During the three months ended September 30, 2018, the Company repurchased 7,200 shares of common stock at an average cost of $19.58 per share. An additional 9,000 shares of common stock were subsequently purchased in October 2018 at an average cost of $19.75 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	5,000	19.50	5,000	126,237
August 1, 2018 to August 31, 2018	-	-	-	126,237
September 1, 2018 to September 30, 2018	2,200	19.75	2,200	124,037

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: November 9, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: November 9, 2018	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer

