Form 10-K
period 2018-12-31
Melrose Bancorp, Inc.
filed 2019-03-15
CIK 1600890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 31, 2018.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2018 ($19.65), was approximately $51.1 million.

As of March 15, 2019, there were 2,440,133 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Part III of the 2019 proxy statement.

i

PART I

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

ITEM 1. Business

General

Melrose Bancorp, Inc.

Melrose Bancorp, Inc. (“Melrose Bancorp” or the “Company”) was incorporated in the State of Maryland in February 2014 for the purpose of becoming the bank holding company for Melrose Bank (the “Bank”), upon consummation of the Bank’s mutual to stock conversion. The conversion was consummated in October 2014 at which time Melrose Bancorp became the registered bank holding company of the Bank. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”. To date, other than holding all of the Bank’s issued and outstanding stock and making a loan to the Bank’s employee stock ownership plan, the Company is not engaged in any material business.

Melrose Bancorp uses the support staff and offices of Melrose Bank and pays Melrose Bank for these services. If we expand or change our business in the future, we may hire our own employees although we do not expect that this will happen in the near future.

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

Melrose Bank

Melrose Bank is a Massachusetts-chartered cooperative bank headquartered in Melrose, Massachusetts. Melrose Cooperative Bank was incorporated in 1890 and has operated continuously in or around the surrounding area of Melrose, Massachusetts since that time.

We provide financial services to individuals, families and businesses through our full-service banking office in Melrose, Massachusetts. Our primary business activity consists of taking deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, home equity loans and lines of credit and commercial real estate loans. To a lesser extent, we also originate, commercial construction and consumer loans. We offer a variety of deposit accounts to consumers and small businesses, including certificate of deposit accounts, savings accounts, money market accounts and demand and NOW accounts. The Bank offers online and mobile banking services, and in 2018 added online account opening for New England residents.

Consistent with prudent interest rate risk strategy and based upon the market and rate environment, we will consider holding in our portfolio longer term fixed-rate one- to four-family residential mortgage loans. Historically, as part of our interest rate risk strategy, we have sold the majority of our fixed-rate one- to four-family residential real estate loans with terms of greater than 15 years outside of our community reinvestment act (CRA) area on a servicing-released basis. During the years ended December 31, 2018 and 2017, we did not originate any loans for sale and sold no fixed-rate one- to four-family residential mortgage loans, including refinances, opting instead to hold those fixed rate loans in our portfolio as part of our growth strategy.

From time to time commercial borrowers will require loans in excess of the Bank’s lending limits, the Bank offers, and intends to offer in the future, such loans on a participating basis with its correspondent bank or with other community banks, retaining the portion of such loans which is within its lending limits. During the year ended December 31, 2018, the bank entered into a participation agreement for one commercial real estate loan, participating out $1.4 million, or 55%, of the total loan balance.

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

Based on the estimated 2017 United States census, the Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale/retail trade, to finance, technology and medical care. According to the United States Department of Labor, in November 2018, the Boston-Cambridge-Quincy, Massachusetts/New Hampshire Metropolitan Statistical Area had an unemployment rate of 2.4% compared to the national unemployment rate of 3.5%.

Based on United States census estimates, from April 1, 2010 to July 1, 2017, the population of Middlesex County increased marginally from 1.50 million persons to 1.60 million persons. In 2017 the median household income for Middlesex County was $92,878 compared to median household income for Massachusetts of $74,167 and $57,652 for the United States.

Competition

We face significant competition within our market and elsewhere both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

We are a small community savings institution and as of June 30, 2018 (the latest date for which information is available), our market share was 0.38% of total Federal Deposit Insurance Corporation (FDIC)-insured deposits in Middlesex County, Massachusetts making us the 36th largest out of 53 financial institutions in Middlesex County.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans and commercial real estate loans. To a lesser extent, we also originate home equity lines of credit, construction loans and consumer loans. In recent years, we have modestly increased our commercial real estate loans. Since December 31, 2016, our commercial real estate loans have increased $35.8 million, or 155.4%, and totaled $58.8 million, or 21.8% of our total loan portfolio, at December 31, 2018. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial real estate loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. Historically, we originated for sale and sold the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. There were no one- to four-family residential loans sold during the year ended December 31, 2018. During the year ended December 31, 2018, we entered into a participation agreement for one commercial  real estate loan, participating out $1.4 million, or 55%, of the total loan balance.

During 2017, no loans were originated for sale or sold, instead the Bank purchased one- to four-family residential real estate loans from two well-established mortgage companies in our local market. Prior to purchase the Bank underwrites the loans to ensure credit quality consistent with the Bank’s lending policy, and reviews all closing documentation. Loans are purchased up to the Bank’s legal lending limit, for properties located in Massachusetts and generally within our primary lending market. There were no one- to four-family residential loans purchased during the year ended December 31, 2018. There was one commercial real estate participation loan, in which we are not the lead bank, where we purchased $294,000, or 29.4%, of the loan balance from the participating institution.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family residential	$186,287	69.3%	$189,763	75.3%	$168,111	78.7%	$132,237	82.3%	$118,144	87.9%
Home equity loans and lines of credit	13,565	5.0	11,585	4.6	10,720	5.0	10,862	6.8	10,811	8.1
Commercial	58,780	21.8	34,686	13.8	23,011	10.7	13,251	8.2	2,462	1.8
Construction(1)	10,441	3.9	15,853	6.3	11,738	5.5	4,303	2.6	2,787	2.1
Consumer loans	38	-	44	-	71	0.1	121	0.1	146	0.1
Total loans	269,111	100.0%	251,931	100.0%	213,651	100.0%	160,774	100.0%	134,350	100.0%

Other items:
Allowance for loan losses	(1,323)		(1,134)		(890)		(580)		(520)
Deferred loan costs, net	3		35		32		109		80
Unamortized premiums	420		485		372		-		-
Net loans	$268,211		$251,317		$213,165		$160,303		$133,910

(1)	Net of undisbursed proceeds on loans-in-process.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One- to Four- Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Loans		Construction Loans		Consumer Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2019	$58	3.08%	$13	5.25%	$2,211	5.73%	$6,664	5.00%	$10	18.00%	$8,956	5.18%
2020	72	3.48	-	-	1,142	4.88	3,777	6.00	-	4.99	4,991	5.71
2021	445	3.04	26	5.25	-	-	-	-	-	-	471	3.16
2022 to 2023	2,175	3.20	34	5.29	2,372	4.15	-	-	27	5.21	4,608	3.72
2024 to 2028	14,759	3.09	2,326	4.82	47,910	4.43	-	-	1	5.19	64,996	4.30
2029 to 2033	23,074	2.72	424	4.89	283	4.50	-	-	-	-	23,781	2.78
2034 and beyond	145,704	3.63	10,742	4.82	4,862	4.21	-	-	-	-	161,308	3.73
Total	$186,287	3.54%	$13,565	4.82%	$58,780	4.45%	$10,441	5.36%	$38	8.56%	$269,111	3.88%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2018 that are due after December 31, 2019.

	Due After December 31, 2019
	Fixed Rate	Adjustable	Total
	(In thousands)
Real estate loans:
One-to four-family residential	$81,065	$105,164	$186,229
Home equity loans and lines of credit	2,401	11,151	13,552
Commercial	8,087	48,482	56,569
Construction	-	3,777	3,777
Consumer loans	26	2	28
Total	$91,579	$168,576	$260,155

        One- to Four-Family Residential Real Estate Lending. The focus of our lending is the origination of long-term loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2018, $186.3 million, or 69.3%, of our total loan portfolio consisted of one- to four-family residential real estate loans. At that date, our average outstanding one- to four-family residential real estate loan balance was $265,000 and our largest outstanding residential loan had a principal balance of $2.1 million. At December 31, 2018, our 10 largest one- to four-family residential loans totaled $11.8 million. The majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See ” – Originations, Sales and Purchases of Loans.”

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate one- to four- family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency (“FHFA”). We also originate loans above the FHFA limit, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans. During the years ended December 31, 2018 and 2017, we originated $11.7 million and $22.9 million of jumbo loans, respectively.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. Our fixed-rate and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years. Prior to January 2014, we offered a 40-year adjustable rate loan product. At December 31, 2018, $105.2 million, or 56.4%, of our one- to four-family residential real estate loans were adjustable-rate loans.

We originate our adjustable-rate one- to four-family residential real estate loans with initial interest rate adjustment periods of five, seven and 10 years, based on changes in a designated market index. These loans are limited to a 200 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on secondary market guidelines.

We originate one- to four-family residential mortgage loans with loan-to-value ratios of up to 80% without private mortgage insurance. We originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s monthly debt service does not exceed 45% of the borrower’s monthly cash-flow.

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

We generally do not offer “interest only” mortgage loans on one- to four-family residential real estate loans nor do we offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Although adjustable-rate mortgage loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. During the year ended December 31, 2018, we originated 40 one-to-four family residential real estate loans totaling $16.8 million with adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance for the benefit of Melrose Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We offer on a limited basis one- to four-family residential real estate loans secured by non-owner occupied properties. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

Home Equity Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2018, we had $13.6 million, or 5.0%, of our total loan portfolio, in home equity lines of credit, with $16.4 million of unused commitments related to these home equity lines of credit.

Home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Our home equity lines of credit are originated with a fixed interest rate or an adjustable-rate that is based on the prime rate of interest plus an applicable margin with a floor rate and require interest paid monthly.

Home equity lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Commercial Real Estate Lending. Consistent with our strategy to enhance the yield and reduce the term to maturity of our loan portfolio, we offer commercial real estate loans. At December 31, 2018, we had $57.5 million in commercial real estate loans, representing 21.4% of our total loan portfolio. In addition to commercial real estate loans, we offer commercial lines of credit that are secured by the real estate investment properties. At December 31, 2018, we had $1.2 million, or 0.5%, of our total loan portfolio in commercial lines of credit. At that date we also had $4.3 million of unused commitments related to commercial lines of credit. The majority of the commercial real estate loans that we originate are secured by properties located in our primary lending area of Melrose and the surrounding towns. See ” – Originations, Sales and Purchases of Loans.”

Generally, our permanent commercial real estate loans have amortization periods up to 30 years if they are primarily secured by multi-family residences, or 25 years if they are primarily secured by a property that is utilized for commercial business purposes. Generally these loans have adjustable rates of interest tied to the FHLB Classic Advance Rate.

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

Our regulatory limit on loans-to-one borrower was $5.6 million at December 31, 2018. We generally target commercial real estate loans with balances of up to the lesser of $4.5 million or our legal lending limit. At December 31, 2018, our average outstanding commercial real estate loan balance was $899,000 and our largest outstanding commercial real estate loan had a principal balance of $4.8 million. At December 31, 2018, our 10 largest loans totaled $18.4 million, all of which were commercial real estate loans.

Construction Loans. We also originate construction loans for one- to four-family residential real estate properties and commercial properties. At December 31, 2018, $10.4 million, or 3.9% of our total loan portfolio, consisted of construction loans secured by one- to four-family residential real estate or commercial real estate.

Our construction loans are primarily secured by properties located within our primary market area. We generally do not originate speculative construction loans to contractors and builders to finance the construction and rehabilitation of residential or commercial properties.

Construction loans for one- to four-family residential real estate properties are generally originated with adjustable rates and a maximum loan to value ratio of 80%. Construction loans for commercial real estate are originated with a maximum loan to value ratio of 75%. At December 31, 2018, our largest construction loan had a principal balance of $1.4 million and was secured by commercial real estate in our market area. This loan was performing in accordance with its repayment terms at December 31, 2018.

Construction loans are “interest-only” loans during the construction period which typically does not exceed 12 months and may convert to permanent, amortizing financing following the completion of construction. Depending on the complexity of the construction project, the term of an “interest-only” construction loan may be extended up to an additional 12 months. At December 31, 2018, the additional un-advanced portions of these construction loans totaled $4.2 million.

We make construction loans for commercial properties, including commercial “mixed-use” buildings. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on residential properties is normally expected from the property’s eventual rental income, income from the borrower’s operating entity, the personal resources of the guarantor, or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. We typically provide the permanent mortgage financing on our construction loans on income-producing properties and owner-occupied properties.

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

Consumer Lending. To a much lesser extent, we offer a variety of consumer loans to individuals who reside or work in our market area, including new and used automobile loans, unsecured overdraft lines of credit and loans secured by passbook accounts. At December 31, 2018, our consumer loan portfolio totaled $38,000.

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

In the low interest rate environment that has existed in recent years, we generally originated for sale and sold the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 15 years outside of our CRA area, on a servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended December 31, 2018, we did not sell any one- to four-family residential real estate loans, and based on our current strategy we opted to hold for investment all long term fixed-rate loans we originated in 2018.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. During the year ended December 31, 2018, the Bank purchased one participation loan totaling $294,000. At December 31, 2018, we had a total of seven participation loans purchased, and our outstanding balance amounted to $4.6 million. During the year ended December 31, 2017, the Bank purchased two participation loans totaling $3.5 million. At December 31, 2017, we had a total of seven participation loans purchased, and our outstanding balance amounted to $6.7 million. We may participate out portions of a loan that exceed our loans-to-one borrower legal lending limit and for risk diversification.

At December 31, 2018, we had two commercial real estate loan participations in which we were the lead bank, with an outstanding balance of $5.3 million, of which we own $3.0 million and sold the remaining $2.3 million. At December 31, 2017, we had one commercial real estate loan participation in which we were the lead bank, with an outstanding balance of $2.8 million, of which we own $1.8 million and sold the remaining $1.0 million.

The following table shows our loan originations, purchases, and principal repayment activities during the years indicated. During 2018, 2017, 2016, and 2015 the Bank did not originate for sale or sell any loans. During 2014 we originated for sale and sold $1.8 million, of loans held-for-sale. These loans are not included in the table.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Total loans at beginning of period	$251,931	$213,651	$160,774	$134,350	$132,409

Loans originated:
Real estate loans:
One-to four-family residential	27,998	29,117	30,877	30,809	19,847
Home equity loans and lines of credit	2,307	1,212	1,598	1,853	662
Commercial	12,550	11,285	11,811	9,625	-
Commercial lines of credit	4,791	1,870	-	50	-
Construction	7,867	7,564	6,752	3,015	2,040
Consumer loans	27	11	19	37	122
Total loans originated	55,540	51,059	51,057	45,389	22,671

Other:
Loans purchased:
One-to four-family residential	-	19,496	31,400	2,835	-
Commercial	294	3,500	3,100	-	-
Principal repayments	(48,950)	(45,715)	(39,859)	(29,863)	(30,195)
Advances on construction and home equity lines of credit	10,296	9,940	7,179	8,063	9,465
Net loan activity	17,180	38,280	52,877	26,424	1,941
Total loans at end of period	$269,111	$251,931	$213,651	$160,774	$134,350

Loan Approval Procedures and Authority

The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 15% of our capital, in accordance with the FDIC regulations, undivided profits and, after the completion of the conversion, capital stock. Loans secured by a first mortgage on residential property occupied by the borrower are excluded from this limit. At December 31, 2018, our regulatory limit on loans-to-one borrower was $5.6 million. However, we maintain an internal loans-to-one borrower limit that is below the regulatory limit. At December 31, 2018, our internal limit was $4.0 million, but exceptions to this limit can be approved by the Bank’s Security Committee and/or Board of Directors. At December 31, 2018, our largest lending relationship consisted of one loan totaling $4.8 million secured by commercial real estate in our market area. This loan relationship was approved as an exception to the Bank’s policy prior to funding and performing in accordance with its original repayment terms at December 31, 2018. Our second largest relationship at this date consisted of three loans totaling $4.7 million secured by commercial real estate in our market area that were performing in accordance with their terms.

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

The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually. The Security Committee of the board of directors is comprised of between three and five members of the board. The Bank has also established a Loan Committee comprised of the President, Senior Vice President-Chief Lending Officer, Senior Vice President – Treasurer, and the Vice President – Head of Commercial Lending. All loans require ratification of the board of directors at a regularly scheduled meeting.

The Bank’s policies and loan approval limits for one- to four-family residential real estate loans which are established by the board of directors provide various lending approval authorities for other designated individual employees up to current Fannie Mae maximum loan limits. Loan requests for one- to four-family residential loans above the Fannie Mae maximum, but not exceeding $1.0 million, must be approved by two authorized individuals. Loan requests for one- to four-family residential loans exceeding $1.0 million, but less than $1.5 million, require approval by one of the authorized individuals plus the Loan Committee. Loan requests for one- to four-family residential loans exceeding $1.5 million require approval by one of the authorized individuals plus the Security Committee. Additionally, any loans that do not conform to the Bank’s usual underwriting criteria require the approval by the Security Committee or by the Senior Vice President-Chief Lending Officer and the President.

Our Senior Vice President-Chief Lending Officer and Vice President-Head of Commercial Lending may approve commercial loans up to $500,000 in total relationship exposure on a joint approval basis. Either individual may designate his or her authority on a short term basis to the President of the Bank in their absence. The Loan Committee, comprised of the President, Chief Lending Officer and the Senior Vice President-Treasurer, will be responsible for approving loan requests risk rated from one to six to new or existing borrowers with total credit exposure of greater than $500,000, but less than $1,500,000, as well as any loans risk rated from one to six to new or existing borrowers that carry a material policy exception with total exposure greater than $250,000. Loan requests with risk ratings from one to six to new or existing borrowers with total credit exposure of greater than $1.5 million will require security committee approval.

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

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Real estate loans:
One-to four-family residential	3	$714	-	$-	3	$714
Home equity loans and lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	3	$714	-	$-	3	$714

At December 31, 2017
Real estate loans:
One-to four-family residential	3	$472	-	$-	3	$472
Home equity loans and lines of credit	1	189	-	-	1	189
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	4	$661	-	$-	4	$661

At December 31, 2016
Real estate loans:
One-to four-family residential	3	$527	-	$-	3	$527
Home equity loans and lines of credit	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	3	$527	-	$-	3	$527

At December 31, 2015
Real estate loans:
One-to four-family residential	3	$600	1	$68	4	$668
Home equity loans and lines of credit	-	-	1	197	1	197
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	3	$600	2	$265	5	$865

At December 31, 2014
Real estate loans:
One-to four-family residential	6	$939	1	$113	7	$1,052
Home equity loans and lines of credit	1	198	1	4	2	202
Commercial	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer loans	1	1	-	-	1	1
Total	8	$1,138	2	$117	10	$1,255

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$348	$189	$9	$68	$421
Home equity loans and lines of credit	-	-	-	197	202
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total non-accrual loans	348	189	9	265	623

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total loans delinquent 90 days or greater and still accruing	-	-	-	-	-

Total non-performing loans	348	189	9	265	623
Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	-	-	-	-	-
Home equity loans and lines of credit	-	-	-	-	-
Commercial	-	-	-	-	-
Construction	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total real estate owned and foreclosed assets	-	-	-	-	-

Total non-performing assets	348	189	9	265	623

Performing troubled debt restructurings	-	99	-	-	-
Total non-performing assets and performing troubled debt restructurings	$348	$288	$9	$265	$623
Ratios:
Non-performing loans as a percentage of total loans	0.13%	0.11%	0.00%	0.16%	0.46%
Non-performing assets as a percentage of total assets	0.11%	0.09%	0.00%	0.11%	0.29%

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1,000. For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1,000.

Non-Performing Loans. At December 31, 2018, we had two loans secured by one- to four-family residential real estate totaling $348,000 that were on non-accrual status.

We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans is applied against principal and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Troubled Debt Restructurings. Loans are classified as troubled debt restructurings when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. The modification of the terms of such loans would generally be one of the following: a reduction of the stated interest rate of the loan for some period of time, an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk, or an extension of time to make payments with the delinquent payments added to the principal of the loan. We had no troubled debt restructurings during the year ended December 31, 2018, and there was one troubled debt restructuring during the year ended December 31, 2017 totaling $100,000.

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

The following table sets forth our amounts of classified assets and assets designated as special mention at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Classified Assets:
Substandard (1)	$-	$-	$287	$563	$596
Doubtful	-	-	-	-	-
Loss	-	-	-	-	-
Total classified assets	$-	$-	$287	$563	$596
Special Mention	$-	$-	$-	$-	$-

(1)	As of December 31, 2018, the two non-accrual loans totaling $348,000 were not classified because management expects full payment of principal and interest. As of December 31, 2017 the one non-accrual loan totaling $189,000 was not classified because management expected full payment of principal and interest. As of December 31, 2016 the one non-accrual loan totaling $9,000 was not classified because management expected full payment of principal and interest. As of December 31, 2015 all non-accrual loans were classified. As of December 31, 2014, one non-accrual loan totaling $27,000 was not classified because management expected full payment of principal and interest.

Other Loans of Concern. There were no other loans at December 31, 2018 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We did not make any changes to our policies or methodology pertaining to the general, allocated, or unallocated components of  our allowance for loan losses during 2018. We will continue to monitor all items involved in the allowance calculation closely.

We recorded provisions for loan losses of $189,000 and $245,000 for the years ended December 31, 2018 and 2017, respectively. The allowance for loan losses was $1.3 million, or 0.5% of total loans, at December 31, 2018, compared to $1.1 million, or 0.5% of total loans, at December 31, 2017. At these dates, the level of our allowance reflects management’s view of the risks inherent in the loan portfolio.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017		2016	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$1,134	$890		$580	$520	$510

Charge-offs:
Real estate loans:
One-to four-family residential	-	-		-	-	-
Home equity loans and lines of credit	-	-		-	-	-
Commercial	-	-		-	-	-
Construction	-	-		-	-	-
Consumer loans	-		(1)	-	-	-
Total charge-offs	-		(1)	-	-	-

Recoveries:
Real estate loans:
One-to four-family residential	-	-		-	-	-
Home equity loans and lines of credit	-	-		-	-	-
Commercial	-	-		-	-	-
Construction	-	-		-	-	-
Consumer loans	-	-		-	-	-
Total recoveries	-	-		-	-	-

Net (charge-offs) recoveries	-		(1)	-	-	-
Provision for loan losses	189	245		310	60	10
Balance at end of period	$1,323	$1,134		$890	$580	$520

Ratios:
Net (charge-offs) recoveries as a percentage of average loans standing	0.00%	0.00%		0.00%	0.00%	0.00%

Allowance for loan losses as a percentage of non-performing loans at period end	380.17%	600.00%		9,888.89%	218.87%	83.47%

Allowance for loan losses as a percentage of total loans receivable at period end (1)	0.49%	0.45%		0.42%	0.36%	0.39%

(1)	Total loans does not include net deferred loan costs.

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

	At December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Allocated allowance:
Real estate loans:
One- to four-family residential	$465	69.3%	$481	75.3%	$418	78.7%	$331	82.3%	$414	87.9%
Home equity loans and lines of credit	60	5.0	52	4.6	49	5.0	49	6.8	58	8.1
Commercial	701	21.8	472	13.8	276	10.7	150	8.2	25	1.8
Construction	84	3.9	107	6.3	117	5.5	40	2.6	21	2.1
Consumer loans	1	0.0	1	0.0	1	0.1	1	0.1	1	0.1
Total allocated allowance	1,311	100.0%	1,113	100.0%	861	100.0%	571	100.0%	519	100.0%
Unallocated allowance	12		21		29		9		1
Total	$1,323		$1,134		$890		$580		$520

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

At December 31, 2018, our investment portfolio consisted primarily of corporate debt securities, U.S. government and federal agency obligations, preferred stock, mortgage-backed securities, asset-backed securities, municipal obligations and marketable equity securities.

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

At the time of purchase, we designate a security as held-to-maturity or available-for-sale depending on our ability and intent. Securities available-for-sale are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are currently classified as available-for-sale. Some of our securities are callable by the issuer or contain other features of financial engineering. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2018, we had $13.9 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For any debt security with a fair value less than its amortized cost basis, the Company will determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment charge to earnings. If a decline in the fair value of a debt security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) other than temporary impairment related to credit loss, which must be recognized in the income statement and (2) other than temporary impairment related to other factors, which is recognized in other comprehensive loss. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

During 2018 and 2017, there were no securities declared other-than-temporarily impaired.

At December 31, 2018, our corporate bond portfolio consisted of investment grade securities with maturities generally shorter than five years. Our investment policy provides that we may invest up to 15% of our tier-one risk-based capital in corporate bonds from individual issuers which, at the time of purchase, are within the three highest investment-grade ratings from Standard & Poor’s or Moody’s. The maturity of these bonds may not exceed 10 years, and there is no aggregate limit for this security type. Corporate bonds from individual issuers with investment-grade ratings, at the time of purchase, below the top three ratings are limited to the lesser of 1% of our total assets or 15% of our tier-one risk-based capital and must have a maturity of less than one year. Aggregate holdings of this security type cannot exceed 5% of our total assets. Bonds that subsequently experience a decline in credit rating below investment grade are monitored at least quarterly.

In 2017, the Bank changed its investment strategy in regard to marketable equity securities based on the January 2016, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments to include a requirement that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of investee) be measured at fair value with changes in fair value recognized in net income effective for fiscal years beginning after December 15, 2018. In January 2016, at the time the ASU was issued, the Bank had two equity investments with Vanguard, with a fair-value of $4.9 million, and unrealized holding gains of $2.1 million. At this time, based on the current gain position, the Bank decided to sell off all shares of the Vanguard equity investments evenly over a three year period ending in November 2018, prior to the effective date of ASU 2016-01. During the year ended December 31, 2018, 9,266 shares of Vanguard stock were sold, proceeds from the sale were $860,000, and realized gains on the sale were $508,000. During the year ended December 31, 2017, 27,840 shares of Vanguard stock were sold, proceeds from the sale were $2.6 million, and realized gains on the sale were $1.4 million.

Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated. At the dates presented, all investment securities were classified as available-for-sale.

	At December 31,
	2018		2017		2016
	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value	Amortized Cost Basis	Fair Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$4,026	$3,960	$5,390	$5,325	$5,819	$5,688
Debt securities issued by states of the United States and political subdivisions of the states	2,625	2,597	2,898	2,881	2,695	2,656
Corporate bonds and notes	13,791	13,595	11,364	11,294	12,537	12,493
Preferred stock	2,000	1,876	3,000	3,013	3,000	2,938
Asset-backed securities	975	932	-	-	-	-
Mortgage-backed securities	1,200	1,159	1,495	1,448	1,498	1,432
Total debt securities	24,617	24,119	24,147	23,961	25,549	25,207

Marketable equity securities:
Mutual funds:
Short-term bonds	1,719	1,715	1,683	1,691	3,517	3,520
Stock market index funds	-	-	363	844	1,555	3,104
Total marketable equity securities	1,719	1,715	2,046	2,535	5,072	6,624

Total securities available-for-sale	$26,336	$25,834	$26,193	$26,496	$30,621	$31,831

Securities Portfolio Maturities and Yields. The composition and maturities of the debt securities portfolio, excluding our marketable equity securities and preferred stock without maturities, at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect scheduled amortization or the impact of prepayments or redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Debt Securities
	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield	Amortized Cost Basis	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. Government and federal agency obligations	$-	-%	$3,000	1.52%	$-	-%	$1,026	2.61%	$4,026	1.80%
Debt securities issued by states of the United States and political subdivisions of the states	255	4.00	508	3.00	1,638	2.95	224	3.00	2,625	3.07
Corporate bonds and notes	1,999	1.25	11,792	2.79	-	-	-	-	13,791	2.44
Preferred stock with maturities	-	-	1,000	3.50	-	-	-	-	1,000	3.50
Asset-backed securities	-	-	203	3.96	454	3.99	318	3.21	975	4.04
Mortgage-backed securities	-	-	-	-	234	7.25	966	2.72	1,200	3.60
Total (1)	$2,254	2.23%	$16,503	2.60%	$2,326	3.43%	$2,534	3.33%	$23,617	2.63%

(1)	Not included in the above table is a preferred stock classified as a debt security that has no stated maturity, an amortized cost basis of $1.0 million, a fair value of $878,000 and a yield of 5.20%.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2018, we had $6.3 million in bank-owned life insurance.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. During 2018 and 2017 the Bank borrowed $10.0 million and $19.0 million, respectively, from the FHLB. Borrowings outstanding as of December 31, 2018 consist of eight fixed rate advances, four with a balance of $5.0 million, two with a balance of $4.0 million, and two with balances of $3.0 million, at interest rates ranging from 1.42% to 2.78%, all with terms of three years. In addition, we receive funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including noninterest-bearing demand accounts, money market accounts, savings accounts, NOW accounts and certificates of deposit. The bank is also offering certificates of deposit through the listing service, QwickRate, an online marketplace for non-brokered funding and investing that provides community financial institutions access to certificate of deposits market in the United States. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold, any brokered deposits. At December 31, 2018, our core deposits, which are deposits other than certificates of deposit, were $112.4 million, representing 46.07% of total deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit Type:
Demand deposits	$17,565	7.5%	-%	$17,147	7.7%	-%	$16,280	7.9%	-%
Savings accounts	32,910	14.1	0.21	33,584	15.1	0.21	32,750	16.0	0.21
Certificates of deposit	126,989	54.2	1.81	120,372	54.0	1.34	106,624	51.9	1.31
Money market accounts	37,646	16.1	0.72	37,402	16.8	0.37	35,731	17.4	0.37
NOW accounts	19,044	8.1	0.53	14,413	6.4	0.22	13,960	6.8	0.10
Total	$234,154	100.0%	1.17%	$222,918	100.0%	0.83%	$205,345	100.0%	0.79%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017	2016
	(In thousands)
Interest Rate:
Less than 1.00%	$1,872	$5,884	$12,719
1.00% to 1.99%	47,349	119,035	97,831
2.00% to 2.99%	79,216	1,139	3,026
3.00% and greater	3,182	62	30
Total	$131,619	$126,120	$113,606

The following table sets forth the amount and maturities of our certificates of deposit at December 31, 2018.

	At December 31, 2018
	Period to Maturity
	Less than or equal to One Year	More than One Year to Two Years	More than Two Years to Three Years	More than Three Years	Total	Percent of Total
	(In thousands)
Interest Rate:
Less than 1.00%	$1,872	$-	$-	$-	$1,872	1.4%
1.00% to 1.99%	34,742	2,462	8,639	1,506	47,349	36.0
2.00% to 2.99%	35,705	39,931	2,710	870	79,216	60.2
3.00% and greater	-	2,838	344	-	3,182	2.4
Total	$72,319	$45,231	$11,693	$2,376	$131,619	100.0%

 As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $85.8 million. The following table sets forth the maturity of these certificates as of December 31, 2018.

At December 31, 2018
(In thousands)

Three months or less	$9,065
Over three months through six months	13,341
Over six months through one year	25,169
Over one year to three years	37,096
Over three years	1,166
Total	$85,837

Borrowing Capacity. As a member of the Federal Home Loan Bank of Boston, Melrose Bank is eligible to obtain advances upon the security of the FHLB stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. The remaining maximum borrowing capacity with the FHLB at December 31, 2018 was approximately $72.2 million subject to the purchase of additional FHLB stock. We had borrowings of $34.0 million and $29.0 million at December 31, 2018 and 2017, respectively. Additionally, at December 31, 2018, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

Subsidiary and Other Activities

Melrose Bancorp, Inc. has one subsidiary, Melrose Bank.

Melrose Bank has one subsidiary, MCBSC, Inc., a Massachusetts corporation, which is engaged in the buying, selling and holding of investment securities. The income earned on MCBSC, Inc.’s securities is subject to a significantly lower rate of state tax than that assessed on income earned on securities maintained at Melrose Bank. At December 31, 2018, MCBSC, Inc. had total assets of $22.7 million, almost all of which were in securities.

Expense and Tax Allocation

Melrose Bank has entered into an agreement with Melrose Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Melrose Bank and Melrose Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2018, we had 28 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available by written request to: Melrose Bancorp, Inc. 638 Main Street, Melrose, Massachusetts 02176, Attention: Corporate Secretary.

REGULATION AND SUPERVISION

General

Melrose Bank is a Massachusetts stock co-operative bank and is the wholly owned subsidiary of Melrose Bancorp, Inc., a Maryland corporation, which is a registered bank holding company. Melrose Bank’s deposits are insured up to applicable limits by the FDIC, and by the Share Insurance Fund of the Co-Operative Central Bank of Massachusetts for amounts in excess of the FDIC insurance limits. Melrose Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Melrose Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Melrose Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Melrose Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the FHLB System.

As a bank holding company, Melrose Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Melrose Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, or the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Melrose Bancorp, Inc. and Melrose Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below are certain material regulatory requirements that are applicable to Melrose Bank and Melrose Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Melrose Bank and Melrose Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Melrose Bancorp, Melrose Bank and their operations.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered co-operative bank, Melrose Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Melrose Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

The powers that Massachusetts-chartered co-operative banks can exercise under these laws include, but are not limited to, the following:

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

Insurance Sales. Massachusetts banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Melrose Bank does not sell or refer insurance products, and has not sought approval for insurance sales activities.

Dividends. A Massachusetts co-operative bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts co-operative bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Dividends from Melrose Bancorp may depend, in part, upon receipt of dividends from Melrose Bank. The payment of dividends from Melrose Bank would be restricted by federal law if the payment of such dividends resulted in Melrose Bank failing to meet regulatory capital requirements.

Parity Regulation. A Massachusetts bank may, in accordance with Massachusetts law and regulations issued by the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts cooperative bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.

Loans to One Borrower Limitations. In accordance with FDIC regulation generally the total obligations to one borrower may not exceed 15% of the total of the Bank’s capital, or $5.6 million.

Loans to a Bank’s Insiders. Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders:

●     be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●     not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

Investment Activities. In general, Massachusetts-chartered co-operative banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the Bank’s deposits. Federal law imposes additional restrictions on Melrose Bank’s investment activities. See “– Federal Banking Regulation – Business Activities”.

Regulatory Enforcement Authority. Any Massachusetts co-operative bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to Melrose Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to average assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We have exercised the opt-out and therefore we do not include AOCI in our regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, Melrose Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for qualifying institutions with less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.

The Federal Deposit Insurance Corporation Improvement Act requires each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

Community Reinvestment Act and Fair Lending Laws. All institutions have a responsibility under the Community Reinvestment Act (the “CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution’s record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Melrose Bank received a “Satisfactory” CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to Melrose Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Melrose Bank’s most recent rating under Massachusetts law was “Satisfactory.”

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

Transactions with Related Parties. An institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Melrose Bank. Melrose Bancorp will be an affiliate of Melrose Bank because of its control of Melrose Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Melrose Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Melrose Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Melrose Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. All state-chartered, FDIC- insured banks are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.

In addition, the FDIC is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

Under FDIC prompt corrective action regulations Melrose Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0%, a CET1 risk-based capital ratio of at least 6.5%, and a total risk-based capital ratio of at least 10.0% in order to be classified as “well-capitalized.” An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio less than 6.0%, a CET1 risk-based capital ratio of less than 4.5%, or a Tier 1 leverage ratio of less than 4.0%, is considered to be undercapitalized. An institution that has total risk-based capital less than 6.0%, a CET1 risk-based capital ratio of less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a Tier 1 leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

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

At December 31, 2018, Melrose Bank met the criteria for being considered “well capitalized.”

The previously referenced proposed rulemaking to establish a “community bank leverage ratio” would adjust the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that comply with the ration would be deemed “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Melrose Bank. Deposit accounts in Melrose Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. Assessment rates (inclusive of possible adjustments) for banks with less than $10.0 billion of assets currently range from 1 1/2 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 32 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long range fund of 2.0%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Melrose Bank. Management cannot predict what assessment rates will be in the future.

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

Privacy Regulations. FDIC regulations generally require that Melrose Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Melrose Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Melrose Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Consumer Protection and Fair Lending Regulations. Massachusetts co-operative banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.

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

Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Melrose Bank is in compliance with these requirements.

Federal Home Loan Bank System. Melrose Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Boston, Melrose Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2018, Melrose Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. Melrose Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2018, no impairment has been recognized.

At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2018, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 5.66%. There can be no assurance that such dividends will continue in the future.

Other Regulations

Interest and other charges collected or contracted for by Melrose Bank are subject to state usury laws and federal laws concerning interest rates. Melrose Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act;

●	the Biggert-Watters Flood Insurance Reform Act of 2012; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Melrose Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Melrose Bank also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●	The USA PATRIOT Act, which requires depository institution to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Dividends and Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary institution becomes undercapitalized. The policy statement also states that a bank holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Melrose Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Massachusetts Holding Company Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a co-operative bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.

Federal Securities Laws

Melrose Bancorp common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Melrose Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Melrose Bancorp qualifies as an emerging growth company under the JOBS Act, until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the sale of common equity securities of the company, or December 31, 2019.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Melrose Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Melrose Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

ITEM 1A. Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 1B. Unresolved Staff Comments

The presentation of Unresolved Staff Comments is not required for smaller reporting companies such as Melrose Bancorp.

ITEM 2. Properties

As of December 31, 2018, the net book value of our properties was $2.3 million. The following table sets forth information regarding our offices:

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:	Owned	1934	$1,918

638 Main Street Melrose, Massachusetts 02176

Other Properties:	Owned	1999	$395

630 Main Street Melrose, Massachusetts 02176

ITEM 3. Legal Proceedings

At December 31, 2018, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes will not materially adversely affect our financial condition, our results of operations and our cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information, Holders and Dividend Information. Our common stock is listed on the Nasdaq Capital Market under the symbol “MELR.” The approximate number of holders of record of Melrose Bancorp common stock as of March 15, 2019 was 232. Certain shares of Melrose Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table presents the high and low intra-day sales prices for our common stock for the periods indicated.

	2018
Sales Price Per Share	High	Low
Fourth quarter	$19.76	$17.40
Third quarter	$20.00	$19.44
Second quarter	$20.50	$19.25
First quarter	$20.50	$19.10

	2017
Sales Price Per Share	High	Low
Fourth quarter	$20.00	$18.65
Third quarter	$20.00	$17.40
Second quarter	$18.00	$16.75
First quarter	$18.10	$16.20

Melrose Bancorp paid its first cash dividend, of $0.34 per share, on its common stock in February 2018. Dividend payments by Melrose Bancorp are dependent, in part, on dividends it receives from Melrose Bank, because Melrose Bancorp has no source of income other than dividends from Melrose Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Melrose Bancorp and interest payments with respect to Melrose Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business –Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

On January 10, 2019, the Board of Directors declared a special dividend on the Company’s common stock of $0.34 per share. The dividend was paid on February 14, 2019 to stockholders of record as of January 29, 2019.

(b) Sales of Unregistered Securities. Not applicable.

(c) Use of Proceeds. Not applicable

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Oustanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	Melrose Bancorp, Inc 2015 Equity Incentive Plan	215,100	$15.13	127,640
Equity compensation plans not approved by stockholders	None	-	-	-
Total		215,100	$15.13	127,640

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

The following is a summary of stock repurchases during the year ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	-	-	-	141,237
February 1, 2018 through February 28, 2018	-	-	-	141,237
March 1, 2018 through March 31, 2018	-	-	-	141,237
April 1, 2018 to April 30, 2018	-	-	-	141,237
May 1, 2018 to May 31, 2018	10,000	19.30	10,000	131,237
June 1, 2018 to June 30, 2018	-	-	-	131,237
July 1, 2018 to July 31, 2018	5,000	19.50	5,000	126,237
August 1, 2018 to August 31, 2018	-	-	-	126,237
September 1, 2018 to September 30, 2018	2,200	19.75	2,200	124,037
October 1, 2018 to October 31, 2018	13,000	19.62	13,000	111,037
November 1, 2018 to November 30, 2018	5,400	19.35	5,400	105,637
December 1, 2018 to December 31, 2018	-	-	-	105,637

In addition, 1,219 shares of common stock were repurchased during the year ended December 31, 2018, as a result of the second annual installment of the stock awards vesting. The Company was required to purchase these shares for the payment of income taxes withheld in the stock based award activity, and were not purchased as part of the Company’s stock repurchase plan.

(f) Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6. Selected Financial Data

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	0.56%	0.62%	0.56%	0.28%	-0.08%
Return on average stockholders’ equity	3.94%	4.00%	3.23%	1.06%	-1.70%
Dividend payout ratio	46.19%	-	-	-	-
Average stockholders’ equity to average assets	14.25%	15.40%	17.44%	26.54%	4.90%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help a reader understand the financial performance of Melrose Bancorp and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2018 and December 31, 2017 and our results of operations for the years ended December 31, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans and commercial real estate loans, and to a much lesser extent, home equity lines of credit, construction loans and consumer loans.

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2018, we do not believe there is a significant difference in the presentation of our financial statements as compared to other public companies as a result of this guidance.

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

The analysis has three components, specific  allocations, general allocations and an unallocated component. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. For collateral-dependent loans, if the fair value of the loan is less than the loan’s carrying amount, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third-party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. For all debt securities that are considered other-than-temporarily impaired and do not meet either condition, the credit loss portion of impairment will be recognized in earnings as realized losses. The other-than-temporary impairment related to all other factors will be recorded in other comprehensive income. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

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

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total assets increased $16.0 million, or 5.2%, to $324.0 million at December 31, 2018 from $307.5 million at December 31, 2017. The increase was primarily the result of increases in net loans, partly offset by a decrease in cash and cash equivalents and available-for-sale securities.

Cash and cash equivalents decreased $2.4 million, or 13.7%, to $15.2 million at December 31, 2018 from $17.6 million at December 31, 2017. The decrease was primarily the result of a decrease in federal funds sold of $1.6 million, or 35.1%, to $3.1 million at December 31, 2018 from $4.7 million at December 31, 2017, a decrease in money market funds of $576,000, or 14.5%, to $3.4 million at December 31, 2018 from $4.0 million at December 31, 2017, and a decrease in cash of $169,000, or 1.9%, to $8.7 million at December 31, 2018 from $8.9 million at December 31, 2017. The decrease in cash and cash equivalents was the result of new loan originations and making a partial paydown on the FHLB borrowings.

Securities available-for-sale decreased $662,000, or 2.5%, to $25.8 million at December 31, 2018, from $26.5 million at December 31, 2017. The decrease during 2018 was a result of $7.7 million in proceeds from sales, maturities and calls of available-for-sale securities and changes in market values, offset by purchases of available-for-sale securities of $7.5 million, for the year ended December 31, 2018.

FHLB stock increased $485,000, or 26.9%, to $2.3 million at December 31, 2018 from $1.8 million at December 31, 2017. The increase in FHLB stock was the result of an increase of $5.0 million, or 17.2%, in FHLB advances to $34.0 million at December 31, 2018, from $29.0 million at December 31, 2017. The Bank borrowed from the FHLB to fund new loan originations.

Net loans increased $16.9 million, or 6.7%, to $268.2 million at December 13, 2018 from $251.3 million at December 31, 2017. The increase in net loans in 2018 was due primarily to an increase of $24.1 million, or 69.5%, in commercial real estate loans, and an increase of $2.0 million, or 17.1%, in home equity loans and lines of credit during the year, partially offset by a decrease in one- to four-family residential loans of $3.5 million, or 1.8%, to $186.3 million at December 31, 2018 from $189.8 million at December 31, 2017, a decrease in construction loans of $5.4 million, or 34.1%, to $10.4 million at December 31, 2018 from $15.8 million at December 31, 2017, and an increase in the allowance for loan losses of $189,000, or 16.7%, to $1.3 million at December 31, 2018 from $1.1 million at December 31, 2017.

At December 31, 2018 our investment in bank-owned life insurance was $6.3 million, an increase of $213,000, or 3.5%, from $6.1 million at December 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for certain of our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $11.1 million, or 4.8%, to $244.1 million at December 31, 2018 from $232.9 million at December 31, 2017. The increase in deposits was due to an increase of $5.5 million, or 4.36%, in certificates of deposits, an increase of $4.3 million, or 11.0%, in money market accounts, and an increase of $2.1 million, or 12.0%, in NOW accounts, and an increase of $1.6 million, or 10.1%, in demand deposit accounts; offset of by a decrease of $2.8 million, or 8.2%, in savings accounts.

Total borrowings increased $5.0 million, or 17.2%, to $34.0 million at December 31, 2018 from $29.0 million at December 31, 2017. The borrowings consist of eight fixed rate advances, four with a balance of $5.0 million, two with a balance of $4.0 million, and two with balances of $3.0 million, at interest-rates ranging from 1.42% to 2.78%, all with terms of three years. During the year ended December 31, 2018 the Bank borrowed $10.0 million, and paid off $5 million in borrowings from the FHLB. The remaining borrowing capacity with the FHLB was approximately $72.2 million.

Total stockholders’ equity increased $222,000, or 0.5%, to $45.2 million at December 31, 2018 from $45.0 million at December 31, 2017. The increase in stockholders’ equity in 2018 was primarily due to earnings of $1.8 for the year, partly offset by a decrease in accumulated other comprehensive income of $597,000, or 285.6%, to a loss, net of tax, of $388,000 at December 31, 2018 from a gain, net of tax, of $209,000 at December 31, 2017 and dividends paid of $817,000.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

General. Net income decreased $34,000, or 1.9%, to $1.8 million for the year ended December 31, 2018 from $1.8 million for the year ended December 31, 2017. Net income decreased primarily due to an increase in interest expense of $1.3 million, or 58.0%, a decrease in noninterest income of $887,000, or 54.0%, and an increase in noninterest expense of $436,000, or 8.5%, to $5.5 million at December 31, 2018 from $5.1 million at December 31, 2017, partially offset by an increase of $1.9 million, or 21.3%, in interest and dividend income, and a decrease in income tax expense of $637,000, or 51.3%, to $605,000 at December 31, 2018 from $1.2 million at December 31, 2017.

Interest and Dividend Income. Total interest and dividend income increased $1.9 million, or 21.5%, to $10.8 million for the year ended December 31, 2018 from $8.9 million for the year ended December 31, 2017 due to an increase in interest and fees on loans of $1.7 million, or 22.2%, to $9.9 million for the year ended December 31, 2018 from $8.2 million for the year ended December 31, 2017. The increase of $1.7 million in interest and fees on loans was the result of an increase in average balance of net loans of $28.9 million, or 12.6%, to $257.6 million at December 31, 2018, primarily made up of an increase in average balance on commercial real estate loans of $22.1 million, or 90.7%, to $46.4 million during 2018 from $24.3 million at during 2017. The yield on average net loans increased 26 basis points to 3.83% at during 2018 from 3.57% at during 2017, as a result of the increased mix of commercial real estate loans in the loan portfolio, in addition to, an overall increase in the market interest rates on loans.

Interest and dividends on securities increased $11,000, or 1.8%, to $614,000 for 2018 from $603,000 for 2017 resulting from an increase in the yield on securities of 36 basis points to 2.33% for 2018 from 1.97% for 2017, partially offset by a decrease in the average balance of securities of $4.3 million, or 14.1%, to $26.3 million at December 31, 2018 from $30.6 million at December 31, 2017.

Other interest income increased $143,000, or 84.1%, to $313,000 for 2018 from $170,000 for 2017, primarily due to interest rate increases at our correspondent banks, which resulted in an increase of 66 basis points to the average yield on other interest-earning assets to 1.50% for 2018 from 0.84% for 2017 and an increase in the average balance of other interest-earning assets of $543,000, or 2.7%, to $20.8 million at December 31, 2018 from $20.3 million at December 31, 2017.

Interest Expense. Interest expense increased $1.3 million, or 59.1%, to $3.5 million for 2018 from $2.2 million for 2017. The increase was due to an increase in the average balance of interest-bearing deposits of $10.8 million, or 5.3%, to $216.6 million for the year ended 2018 from $205.8 million for 2017, and an increase of 36 basis points to 1.26% for 2018 from 0.90% for 2017 in the average rate paid on deposits. In addition, interest expense on FHLB borrowings increased $383,000, or 86.1%, to $713,000 for 2018 from $330,000 for 2017, due to an increase of $15.1 million in average borrowings and an increase of 41 basis points in the average rate paid on borrowings during the year.

Net Interest and Dividend Income. Net interest and dividend income increased $596,000, or 8.8%, to $7.4 million for the year ended December 31, 2018 from $6.8 million for the year ended December 31, 2017 primarily due to an increase in average interest-earning assets of $25.1 million, or 9.0%, to $304.7 million at December 31, 2018 from $279.6 million at December 31, 2017, and an increase in the average yield on those assets of 35 basis points to 3.55% for 2018 from 3.20% for 2017. This was partially offset by an increase of $25.9 million, or 11.4%, in interest-bearing liabilities to $252.8 million for the year ended December 31, 2018 from $226.9 million for the year ended December 31, 2017, and an increase of 40 basis points in average interest paid on these liabilities.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for loan losses,” we recorded a provision for loan losses of $189,000 for the year ended December 31, 2018, a decrease of $56,000, or 22.9%, from the provision of $245,000 for the year ended December 31, 2017.

There were no charge-offs for the year ended December 31, 2018, and $1,000 in charge-offs for the year ended December 31, 2017. The allowance for loan losses was $1.3 million, or 0.49%, of total loans at December 31, 2018, compared to $1.1 million, or 0.45%, of total loans at December 31, 2017. Total nonperforming loans were $348,000 at December 31, 2018 compared to $189,000 at December 31, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 380.17% at December 31, 2018 compared to 600.0% at December 31, 2017. All nonperforming loans as of December 31, 2018 were deemed to be collectible in full.

Noninterest Income. Noninterest income decreased $887,000, or 54.0%, to $756,000 for the year ended December 31, 2018 from $1.6 million for the year ended December 31, 2017 due primarily to a decrease in gains on available-for-sale securities of $892,000, or 64.4%, to $493,000 for 2018 from $1.4 million for December 31, 2017. This was primarily due to the sale of the Vanguard mutual funds throughout 2018 and 2017. During 2018, the Bank sold 9,266 shares resulting in a gain of $508,000 compared to 27,840 shares sold resulting in a gain of $1.4 million during 2017.

There were no securities deemed other-than-temporarily impaired during 2018 or 2017.

Total fees and service charges increased $2,000, or 2.27%, to $90,000 for 2018 from $88,000 for 2017, primarily due to increased overdraft fees and service charges on deposit accounts.

 Noninterest Expense. Noninterest expense increased $436,000, or 8.5%, to $5.5 million for the year ended December 31, 2018 from $5.1 million for the year ended December 31, 2017. Noninterest expense increased primarily due to an increase in salaries and employee benefits, equipment expense, FDIC assessment, audits and examinations, professional services, and other expenses.

Salaries and employee benefits expense increased $166,000, or 5.1%, to $3.4 million for the year ended December 31, 2018 from $3.2 million for the year ended December 31, 2017, a result from additions and changes to staff and normal salary increases. Equipment expense increased $29,000, or 64.4%, to $74,000 for the year ended December 31, 2018 from $45,000 for the year ended December 31, 2017. Data processing expense increased $32,000, or 8.0%, to $432,000 in 2018 from $400,000 in 2017. Advertising expense increased $21,000, or 10.9%, to $214,000 in 2018 from $193,000 in 2017. There was an increase in other expenses of $147,000, or 65.9%, to $370,000 for 2018 from $223,000 in 2017. These increases were partially offset by a decrease in occupancy expense of $53,000, or 14.1%, to $322,000 for 2018 from $375,000 for 2017. This decrease was the result of unscheduled depreciation taken in 2017 on existing components of the bank building as a result of the lobby renovations.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the year ended December 31, 2018 was $605,000 compared to $1.2 million for the year ended December 31, 2017. The effective tax rate for the year ended December 31, 2018 and December 31, 2017 was 25.5% and 40.8%, respectively. The decrease in income tax expense and the effective tax rate during 2018 is a result of the Tax Cuts and Jobs Act which was passed in December 2017, reducing the Company’s federal tax rate from 34% to 21%.

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

	Year Ended December 31,			Year Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$257,566	$9,875	3.83%	$228,656	$8,168	3.57%
Securities	26,299	614	2.33%	30,622	603	1.97%
Other interest-earning assets (1)	20,828	313	1.50%	20,285	170	0.84%
Total interest-earning assets	304,693	10,802	3.55%	279,563	8,941	3.20%

Non-interest earning assets	10,800			9,429
Total assets	$315,493			$288,992

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,910	$70	0.21%	$33,584	$72	0.21%
Certificates of deposit	126,989	2,293	1.81%	120,372	1,612	1.34%
Money market accounts	37,646	272	0.72%	37,402	138	0.37%
NOW accounts	19,044	100	0.53%	14,413	31	0.22%
Total interest-bearing deposits	216,589	2,735	1.26%	205,771	1,853	0.90%
Borrowings	36,247	713	1.97%	21,129	330	1.56%
Total interest-bearing liabilities	252,836	3,448	1.36%	226,900	2,183	0.96%
Demand deposit accounts	17,565			17,147
Other noninterest-bearing liabilities	151			431
Total liabilities	270,552			244,478
Stockholders’ equity	44,941			44,514
Total liabilities and stockholders’ equity	$315,493			$288,992

Net interest income		$7,354			$6,758
Net interest rate spread (2)			2.19%			2.24%
Net interest-earning assets (3)	$51,857			$52,663
Net interest margin (4)			2.41%			2.42%
Average of interest-earning assets to interest-bearing liabilities	120.51%			123.21%

(1)	Includes FHLB stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Year ended December 31, 2018 compared to the year ended December 31, 2017
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase

Interest-earning assets:
Loans (1)	$1,081	$626	$1,707
Securities (2)	(35)	46	11
Other interest-earning assets (3)	5	138	143
Total interest-earning assets	1,051	810	1,861

Interest-bearing liabilities
Deposits:
Savings accounts	(1)	(1)	(2)
Certificates of deposit	93	588	681
Money market accounts	1	133	134
NOW accounts	13	56	69
Total interest-bearing deposits	106	776	882
Borrowings	281	102	383
Total interest-bearing liabilities	387	878	1,265

Change in net interest income	$664	$(68)	$596

(1)	Includes non-accrual loans and interest received on such loans.

(2)	Includes short-term investments.

(3)	Includes FHLB stock, correspondent bank accounts, federal funds sold, money market funds and Co-operative Central Bank Deposit.

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

The techniques we are currently using to manage interest rate risk include:

●	maintaining a significant portfolio of adjustable-rate one- to four-family residential real estate loans and increasing the amount of adjustable-rate commercial real estate and construction loans in our portfolio;

●	funding a portion of our operations with deposits with terms greater than one year;

●	monitoring core deposit levels and pricing to allow us to remain competitive in obtaining funds and to respond to changes in customer demand and our liquidity needs;

●	focusing our business operations on local retail customers who value our community orientation and personal service and who may be somewhat less sensitive to interest rate changes than wholesale deposit customers; and

●	maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities.

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

The table below sets forth, as of December 31, 2018, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Melrose Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Economic Value of Equity			EVE as a % of Economic Value of Assets (3)
Change in Interest Rates (Basis Points) (1)	Estimated EVE (2)	Amount of Change	Percent	EVE Ratio	Change (1)

+300	$44,220	$(19,241)	(30.3)%	14.2%	(4.7)%
+200	49,882	(13,579)	(21.4)	15.6%	(3.3)
+100	56,706	(6,755)	(10.6)	17.3%	(1.6)
0	63,461	-	-	18.9%	-
-100	65,771	2,310	3.6	19.2%	0.4

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures Melrose Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE ratio represents Economic Value of Equity divided by the economic value of assets which should measure stability for future earnings.

The table above indicates that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 3.6% increase in economic value of equity. In the event of a 300 basis point increase in interest rates, we would experience a 30.3% decrease in economic value of equity.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $15.2 million. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018.

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

Net cash provided by operating activities, which consists primarily of net income of $1.8 million, was $1.9 million for the year ended December 31, 2018.

Net cash used in investing activities, which consists primarily of disbursements for purchases of available-for-sale securities and net loan originations, purchases and principal collections, offset by proceeds from sales, maturities and calls of available-for-sale securities, was $19.0 million for the year ended December 31, 2018.

Net cash provided by financing activities, which consists primarily of activity in deposit accounts and borrowings, was $14.7 million for the year ended December 31, 2018. We experienced a net increase in deposits of $11.1 million during the year ended December 31, 2018, consisting of an increase of $5.5 million, or 4.4%, in time deposit accounts and an increase of $5.6 million in demand deposits, NOW, savings and money market accounts. FHLB borrowings also increased $5.0 million, or 17.2%, to $34.0 million for year ended December 31, 2018 from $29.0 million for the year ended December 31, 2017.

At December 31, 2018, we had $4.8 million in commitments to originate loans. In addition to commitments to originate loans, we had $20.8 million in unused lines of credit to borrowers at this date, and $4.2 million due to borrowers on construction loans. Certificates of deposit due within one year of December 31, 2018 totaled $72.3 million, or 29.6%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including utilizing additional FHLB of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, that based on historical experience and current market interest rates, we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2018.

We are permitted to borrow funds from the FHLB of Boston and the Co-Operative Central Bank, and at December 31, 2018, the remaining borrowing capacity was approximately $72.2 million from the FHLB of Boston and $5.0 million from the Co-Operative Central Bank. During 2018 the Bank borrowed a total of $10 million from the FHLB of Boston and paid off $5 million of borrowings. The borrowings consist of eight fixed rate advances, four with a balance of $5.0 million, two with a balance of $4.0 million, and two with balances of $3.0 million, at interest rates ranging from 1.42% to 2.78%, all with terms of three years. The funds were used to fund the increase in new loan originations.

Melrose Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Melrose Bank exceeded all regulatory capital requirements. Melrose Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Regulations – Capital Requirements” and Note 14 of the Notes to our Consolidated Financial Statements.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 of the Notes to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include maintenance agreements for equipment, agreements with respect to borrowed funds, if any, and deposit liabilities.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit as well as commitments to sell loans. For information about our loan commitments and unused lines of credit, see Note 11 of the Notes to our Consolidated Financial Statements.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements. For a discussion of the impact of recent accounting pronouncements, see Note 2 of the Notes to our Consolidated Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data

The consolidated audited financial statements for Melrose Bancorp are a part of this Annual Report on Form 10-K and may be found beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a 15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets at December 31, 2018 and 2017;

(C)	Consolidated Statements of Income for the years ended December 31, 2018 and 2017;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Melrose Bancorp*

3.2	Bylaws of Melrose Bancorp*

4	Form of Common Stock Certificate of Melrose Bancorp*

10.1	Form of Employment Agreement with Jeffrey D. Jones*

10.2	Form of Change in Control Agreement with Diane Indorato*

10.3	Form of Change in Control Agreement with James Oosterman*

10.4	Form of Employee Stock Ownership Plan*

10.5	Form of Melrose Cooperative Bank Supplemental Executive Retirement Plan*

10.6	Form of Melrose Cooperative Bank Executive Annual Incentive Plan*

10.7	Form of Executive Split Dollar Agreement between Melrose Cooperative Bank and Jeffrey Jones*

10.8	Melrose Bancorp, Inc. 2015 Equity Incentive Plan**

21	Subsidiaries

23	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements for the year ended December 31, 2018 and 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-194475), initially filed March 11, 2014.

**	Incorporated by reference to the Company’s definitive Proxy Statement filed on October 23, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

MELROSE BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Melrose Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Melrose Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Baker Newman & Noyes LLC

Portsmouth, New Hampshire

March 15, 2019

Part I. – Financial Information

Item 1.	Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31,	December 31,
	2018	2017

ASSETS
Cash and due from banks	$8,734	$8,903
Money market funds	3,387	3,963
Federal funds sold	3,074	4,737
Cash and cash equivalents	15,195	17,603
Interest-bearing time deposits with other banks	675	-
Investments in available-for-sale securities, at fair value	25,834	26,496
Federal Home Loan Bank stock, at cost	2,285	1,800
Loans, net of allowance for loan losses of $1,323 at December 31, 2018 and $1,134 at December 31, 2017	268,211	251,317
Premises and equipment, net	2,645	1,993
Co-operative Central Bank deposit	881	886
Bank-owned life insurance	6,303	6,090
Accrued interest receivable	778	702
Deferred tax asset, net	266	364
Other assets	881	275
Total assets	$323,954	$307,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$17,475	$16,180
Interest-bearing	226,581	216,741
Total deposits	244,056	232,921
Federal Home Loan Bank advances	34,000	29,000
Other liabilities	683	612
Total liabilities	278,739	262,533
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,573,024 shares at December 31, 2018 and 2,600,743 shares at December 31, 2017	26	26
Additional paid-in capital	23,153	23,496
Retained earnings	24,627	23,674
Unearned compensation - ESOP (188,638 shares unallocated at December 31, 2018 and 196,184 shares unallocated at December 31, 2017)	(1,886)	(1,961)
Unearned compensation - restricted stock	(317)	(451)
Accumulated other comprehensive (loss)/income	(388)	209
Total stockholders’ equity	45,215	44,993
Total liabilities and stockholders’ equity	$323,954	$307,526

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except share and per share data)

	Years Ended December 31,
	2018	2017

Interest and dividend income:
Interest and fees on loans	$9,875	$8,168
Interest and dividends on securities:
Taxable	549	534
Tax-exempt	65	69
Other interest	313	170
Total interest and dividend income	10,802	8,941
Interest expense:
Interest on deposits	2,735	1,853
Interest on Federal Home Loan Bank advances	713	330
Total interest expense	3,448	2,183
Net interest and dividend income	7,354	6,758
Provision for loan losses	189	245
Net interest and dividend income after provision for loan losses	7,165	6,513
Noninterest income:
Fees and service charges	90	88
Gain on sales and calls of available-for-sale securities, net	493	1,385
Income on bank-owned life insurance	160	162
Other income	13	8
Total noninterest income	756	1,643
Noninterest expense:
Salaries and employee benefits	3,406	3,240
Occupancy expense	322	375
Equipment expense	74	45
Data processing expense	432	400
Advertising expense	214	193
Printing and supplies	57	48
FDIC assessment	88	65
Audits and examinations	228	201
Other professional services	355	320
Other expense	370	223
Total noninterest expense	5,546	5,110
Income before income tax expense	2,375	3,046
Income tax expense	605	1,242
Net income	$1,770	$1,804
Weighted average common shares outstanding:
Basic	2,375,871	2,367,424
Diluted	2,405,954	2,372,297
Earnings per share:
Basic	$0.74	$0.76
Diluted	$0.74	$0.76

        The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years Ended December 31,
	2018	2017

Net income	$1,770	$1,804
Other comprehensive loss, net of tax:
Net unrealized holding (loss) gain on available-for-sale securities	(312)	478
Reclassification adjustment for net realized gains included in net income	(493)	(1,385)
Other comprehensive loss before income tax effect	(805)	(907)
Income tax benefit	208	378
Other comprehensive loss, net of tax	(597)	(529)
Comprehensive income	$1,173	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2018 and 2017

(Dollars In Thousands)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation - Restricted	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	Stock	(Loss)/Income	Total
Balance, December 31, 2016	2,602,079	$26	$23,292	$21,912	$(2,037)	$(585)	$696	$43,304
Net income	-	-	-	1,804	-	-	-	1,804
Other comprehensive loss, net of tax	-	-	-	-	-	-	(529)	(529)
Shares repurchased for tax withholdings on stock-based compensation	(1,336)	-	(22)	-	-	-	-	(22)
Restricted stock award expense	-	-	-	-	-	134	-	134
Stock option expense	-	-	166	-	-	-	-	166
Common stock held by ESOP committed to be allocated (7,544 shares annually)	-	-	60	-	76	-	-	136
Reclassification adjustment for stranded accumulated other comprehensive income due to tax rate change	-	-	-	(42)	-	-	42	-
Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993
Net income	-	-	-	1,770	-	-	-	1,770
Other comprehensive loss, net of tax	-	-	-	-	-	-	(597)	(597)
Dividends paid ($0.34 per share)	-	-	-	(817)	-	-	-	(817)
Restricted stock award expense	-	-	-	-	-	134	-	134
Stock option expense	-	-	166	-	-	-	-	166
Repurchase of common stock	(35,600)	-	(694)	-	-	-	-	(694)
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	72	-	75	-	-	147
Shares repurchased for tax withholdings on stock-based compensation	(1,219)	-	(24)	-	-	-	-	(24)
Stock options exercised	9,100	-	137	-	-	-	-	137
Balance, December 31, 2018	2,573,024	$26	$23,153	$24,627	$(1,886)	$(317)	$(388)	$45,215

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$1,770	$1,804
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	177	144
Gain on sales and calls of available-for-sale securities, net	(493)	(1,385)
Provision for loan losses	189	245
Change in net deferred loan fees/costs	32	(3)
Change in unamortized premiums	65	(113)
Depreciation	149	187
Increase in accrued interest receivable	(76)	(130)
Increase in other assets	(606)	(76)
Increase in other liabilities	71	36
Deferred tax expense	306	134
Income on bank-owned life insurance	(160)	(162)
ESOP expense	147	136
Stock-based compensation expense	300	300
Net cash provided by operating activities	1,871	1,117

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,504)	(4,214)
Proceeds from sales of available-for-sale securities	860	4,498
Proceeds from maturities and calls of available-for-sale securities	6,817	5,385
Purchase of interest-bearing time deposits with other banks	(675)	-
Purchases of Federal Home Loan Bank stock	(485)	(836)
Decrease (Increase) in Cooperative Central Bank deposit	5	(5)
Loan originations and principal collections, net	(16,886)	(18,785)
Loans purchased	(294)	(19,496)
Capital expenditures	(801)	(932)
Premiums paid on bank-owned life insurance	(53)	(54)
Net cash used in investing activities	(19,016)	(34,439)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	5,636	5,640
Net increase in time deposits	5,499	12,515
Proceeds from Federal Home Loan Bank advances	10,000	19,000
Repayment of advances from Federal Home Loan Bank	(5,000)	-
Cash dividend paid	(817)	-
Repurchase of Melrose Bancorp, Inc. common stock	(694)	-
Shares repurchased for tax withholdings on stock-based compensation	(24)	(22)
Stock options exercised	137	-
Net cash provided by financing activities	14,737	37,133

Net (decrease) increase in cash and cash equivalents	(2,408)	3,811
Cash and cash equivalents at beginning of the year	17,603	13,792
Cash and cash equivalents at end of the year	$15,195	$17,603

Supplemental disclosures:
Interest paid	$3,459	$2,184
Income taxes paid	679	1,181
Reclassification adjustment for stranded accumulated other comprehensive income due to tax rate change	-	42

The accompanying notes are an integral part of these consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS

Melrose Bank (the “Bank”) is a state chartered co-operative bank which was incorporated in 1890 and is headquartered in Melrose, Massachusetts. The Bank operates its business from one banking office located in Melrose, Massachusetts. The Bank is engaged principally in the business of attracting deposits from the general public and investing those deposits in commercial and residential real estate loans, and in consumer loans.

On October 21, 2014, in accordance with a Plan of Conversion (Conversion), Melrose Bank completed a mutual-to-stock conversion pursuant to which the Bank became a wholly owned subsidiary of Melrose Bancorp, Inc. (Company), a stock holding company incorporated in February 2014. In connection with the conversion, the Company sold 2,723,409 shares of common stock, at an offering price of $10 per share, and issued an additional 106,170 shares of its common stock to the Melrose Cooperative Bank Foundation, resulting in an aggregate issuance of 2,829,579 shares of common stock. The net proceeds from the stock offering, net of offering costs of $1,716,000, amounted to $25,518,000. The Company’s stock began trading on October 22, 2014 on the NASDAQ Capital Market under the symbol “MELR”.

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

USE OF ESTIMATES:

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the determination of whether declines in fair value below the cost of investments are temporary.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Company’s business activity is with customers located in New England. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in Massachusetts.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold with original maturities of less than ninety days.

INTEREST-BEARING TIME DEPOSITS WITH OTHER BANKS:

Interest-bearing time deposits with other banks mature within 5 years and are carried at cost.

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

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank (FHLB). The FHLB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. No market exists for shares of the FHLB and therefore, they are carried at par value. Dividends are reported as income. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of December 31, 2018, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

LOANS:

Loans receivable that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on outstanding home equity lines of credit, commercial lines of credit and construction loans, any charge-offs, the allowance for loan losses and any deferred costs, net on originated loans, or unamortized premiums on purchased loans.

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

General Component:

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: one- to four-family residential real estate, home equity loans and lines of credit, commercial real estate, construction, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the years ending December 31, 2018 and 2017.

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

PREMISES AND EQUIPMENT:

Land is carried at cost. Buildings and equipment are stated at cost, less accumulated depreciation. Cost and related allowances for depreciation of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets. Estimated lives are 15 to 30 years for buildings and 3 to 10 years for furniture and equipment.

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

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company does not have any uncertain tax positions at December 31, 2018 or 2017 which require accrual or disclosure.

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. No interest or penalties were recorded for the years ended December 31, 2018 and 2017.

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

STOCK-BASED COMPENSATION:

The Company recognizes stock-based compensation based on the grant-date fair value of the award. Forfeitures are recognized when they occur. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

The calculation of basic and diluted EPS is presented below.

	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Dollars in thousands, except earnings per share)
Net income	$1,770	$1,804

Basic Common Shares:
Weighted average common shares outstanding	2,593,248	2,601,223
Weighted average shares - unearned restricted stock	(24,965)	(33,843)
Weighted average unallocated ESOP shares	(192,412)	(199,956)
Basic weighted average shares outstanding	2,375,871	2,367,424

Dilutive effect of unvested restricted stock awards	5,383	4,873
Dilutive effect of stock options(1)	24,700	-
Diluted weighted average shares outstanding	2,405,954	2,372,297

Basic earnings per share	$0.74	$0.76
Diluted earnings per share (1)	$0.74	$0.76

(1)	Options to purchase 224,200 shares, representing all outstanding options, were not included in the computation of diluted earnings per share for the year ended December 31, 2017 because the effect was anti-dilutive.

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

Interest-bearing time deposits with other banks: Fair values for interest-bearing time deposits are estimated using discounted cash flow analyses based on the individual underlying instrument’s current rate of interest.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

In May 2014, the Financial Accounting Standards Board (FASB) issued amendments to Accounting Standards Codification (ASC) section 606 “Revenue from Contracts with Customers” through issuance of ASU 2014-09, “Revenue from Contracts with Customers.” In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” which deferred the effective date by one year. The guidance in these updates affects any entity that either enters in contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to the customers in the amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, and timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgements and changes in judgements, and assets recognized from the cost to obtain of fulfill a contract. The amendments in these updates are effective for interim and annual reporting periods beginning after December 15, 2018, and interim periods within those periods. Since the standard does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new standard will not impact revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASUs, including customer service fees. Based on this assessment, the Company concluded that ASU 2014-09 will not materially impact the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e. gross vs. net). Based on this assessment, the Company will not materially change the method in which it recognizes these costs.

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the beginning of fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. The adoption of ASU No. 2016-01 will not have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company has formed a committee to assess the implications of this new pronouncement and is considering a software solution for preparing the allowance for loan loss calculation and related reports that will provide the Company with stronger data integrity, ease and efficiency in the allowance for loan loss preparation. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement.” The objective of this update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by generally accepted accounting principles (GAAP) that is most important to users of each entity’s financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, “Fair Value Measurement”, based on the concepts in the Concepts Statements, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for removal or modification of disclosures upon issuance of this update and delayed adoption of the disclosures until their effective date. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - INTEREST-BEARING TIME DEPOSITS WITH OTHER BANKS

At December 31, 2018, the Company’s interest-bearing time deposits with other banks mature as follows:

(In Thousands)
Due in one year or less	$-
Due in one year through three years	225
Due in three years through five years	450
$675

NOTE 4 - INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of December 31:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
December 31, 2018
U.S. Government and federal agency obligations	$4,026	$-	$66	$3,960
Debt securities issued by states of the United States and political subdivisions of the states	2,625	1	29	2,597
Corporate bonds and notes	13,791	5	201	13,595
Preferred stock	2,000	-	124	1,876
Asset-backed securities	975	-	43	932
Mortgage-backed securities	1,200	1	42	1,159
Marketable equity securities	1,719	1	5	1,715
	$26,336	$8	$510	$25,834

December 31, 2017:
U.S. Government and federal agency obligations	$5,390	$-	$65	$5,325
Debt securities issued by states of the United States and political subdivisions of the states	2,898	12	29	2,881
Corporate bonds and notes	11,364	7	77	11,294
Preferred stock	3,000	13	-	3,013
Mortgage-backed securities	1,495	-	47	1,448
Marketable equity securities	2,046	490	1	2,535
	$26,193	$522	$219	$26,496

The scheduled maturities of debt securities as of December 31, 2018 are as follows:

Fair Value
(In Thousands)
Due within one year	$2,243
Due after one year through five years	16,072
Due after five years through ten years	1,620
Due after ten years	1,215
Asset-backed securities	932
Mortgage-backed securities	1,159
$23,241

Not included in the maturity table above is preferred stock with no stated maturity of $878,000 at December 31, 2018.

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity at December 31, 2018.

During the year ended December 31, 2018, proceeds from the sales of available-for-sale securities amounted to $860,000. The gross realized gains on these sales amounted to $508,000 and there were gross realized losses of $15,000. The tax expense applicable to these net realized gains amounted to $130,000. During the year ended December 31, 2017, proceeds from the sales of available-for-sale securities amounted to $4.5 million. The gross realized gains on these sales amounted to $1.4 million and there were no gross realized losses. The tax expense applicable to these net realized gains amounted to $490,000.

The Company had no pledged securities as of December 31, 2018 and December 31, 2017.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of December 31:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
December 31, 2018
U.S. Government and federal agency obligations	$975	$14	$2,985	$52	$3,960	$66
Debt securities issued by states of the United States and political subdivisions of the states	1,185	12	1,048	17	2,233	29
Corporate bonds and notes	5,882	80	6,224	121	12,106	201
Preferred stock	1,876	124	-	-	1,876	124
Asset-backed securities	932	43	-	-	932	43
Mortgage-backed securities	-	-	924	42	924	42
Marketable equity securities	-	-	492	5	492	5
Total temporarily impaired securities	$10,850	$273	$11,673	$237	$22,523	$510

December 31, 2017
U.S. Government and federal agency obligations	$2,855	$20	$2,470	$45	$5,325	$65
Debt securities issued by states of the United States and political subdivisions of the states	991	6	535	23	1,526	29
Corporate bonds and notes	4,467	24	3,946	53	8,413	77
Mortgage-backed securities	453	6	995	41	1,448	47
Marketable equity securities	485	1	-	-	485	1
Total temporarily impaired securities	$9,251	$57	$7,946	$162	$17,197	$219

The Company conducts periodic reviews of investment securities with unrealized losses to evaluate whether the impairment is other-than-temporary. The Company’s review for impairment generally includes a determination of the cause, severity and duration of the impairment; and an analysis of both positive and negative evidence available. The Company also determines if it has the ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery to cost basis. Based on the Company’s recent review of securities in the investment portfolio, management deemed securities with unrealized losses as of December 31, 2018 to be temporarily impaired and has the ability and intent to hold these securities until recovery to cost basis occurs. A summary of this review is as follows:

Unrealized losses on U.S. Government and federal agency obligations amounted to $66,000 and consisted of eight securities, seven of which had unrealized losses that were each individually less than 3.0% of amortized cost basis, and one of which had an unrealized loss of 5.0% of amortized cost basis. Unrealized losses on municipal bonds amounted to $29,000 and consisted of six securities, four of which had unrealized losses that were each individually less than 1% of amortized cost basis, and two of which had unrealized losses of 2.3% and 3.7% of amortized cost basis. Unrealized losses on corporate bonds and notes amounted to $201,000 and consisted of twenty securities, fifteen of which had unrealized losses that were 2% or less of amortized cost basis, and five of which had unrealized losses that were each individually between 2% and 4.5% of amortized cost basis. Unrealized losses on preferred stock amounted to $124,000 and consisted of two securities, one with an unrealized loss of 0.2% of amortized cost basis and the other with an unrealized loss of 12.2% of amortized cost basis. Unrealized losses on asset-backed securities amounted to $43,000 and consisted of four securities, all with unrealized losses from 0.5% to 6.4% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $42,000 and consisted of four securities, all with unrealized losses from 3.6% to 5.4% of amortized cost basis. Unrealized losses on marketable equity securities amounted to $5,000 and consisted of one equity security with an unrealized loss of 0.9% of amortized cost basis. The unrealized losses on all of these debt securities were primarily due to changes in interest rates. The unrealized loss on equity securities was primarily due to market fluctuations. In regard to corporate debt, the Company also considers the issuer’s current financial condition and its ability to make future scheduled interest and principal payments on a timely basis in assessing other-than-temporary impairment.

During 2018 and 2017, there were there were no available-for-sale securities deemed to be other than temporarily impaired.

NOTE 5 - LOANS

Loans consisted of the following:

	December 31,	December 31,
	2018	2017
	(In Thousands)

Real estate loans:
One-to four-family residential	$186,287	$189,763
Home equity loans and lines of credit	13,565	11,585
Commercial	58,780	34,686
Construction	10,441	15,853
Consumer loans	38	44
Total loans	269,111	251,931

Allowance for loan losses	(1,323)	(1,134)
Deferred loan costs, net	3	35
Unamortized premiums	420	485
Net loans	$268,211	$251,317

The following tables set forth information on the allowance for loan losses at and for the years ended December 31, 2018 and 2017:

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(16)	8	229	(23)	-	(9)	189
Ending balance	$465	$60	$701	$84	$1	$12	$1,323
At December 31, 2018
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	465	60	701	84	1	12	1,323
Total allowance for loan losses ending balance	$465	$60	$701	$84	$1	$12	$1,323
Loans:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	186,287	13,565	58,780	10,441	38	-	269,111
Total loans ending balance	$186,287	$13,565	$58,780	$10,441	$38	$-	$269,111

	Real Estate:
	One- to four- family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
Year ended December 31, 2017
Allowance for loan losses:
Beginning balance	$418	$49	$276	$117	$1	$29	$890
Charge offs	-	-	-	-	(1)	-	(1)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	63	3	196	(10)	1	(8)	245
Ending balance	$481	$52	$472	$107	$1	$21	$1,134

At December 31, 2017
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$8	$-	$-	$-	$-	$-	$8
Ending balance:
Collectively evaluated for impairment	473	52	472	107	1	21	1,126
Total allowance for loan losses ending balance	$481	$52	$472	$107	$1	$21	$1,134
Loans:
Ending balance:
Individually evaluated for impairment	$100	$-	$-	$-	$-	$-	$100
Ending balance:
Collectively evaluated for impairment	189,663	11,585	34,686	15,853	44	-	251,831
Total loans ending balance	$189,763	$11,585	$34,686	$15,853	$44	$-	$251,931

The following tables set forth information regarding nonaccrual loans and past-due loans as of December 31:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At December 31, 2018
Real estate loans:
One-to four-family residential	$714	$-	$-	$714	$185,573	$186,287	$-	$348
Home equity loans and lines of credit	-	-	-	-	13,565	13,565	-	-
Commercial	-	-	-	-	58,780	58,780	-	-
Construction	-	-	-	-	10,441	10,441	-	-
Consumer loans	-	-	-	-	38	38	-	-
Total	$714	$-	$-	$714	$268,397	$269,111	$-	$348

At December 31, 2017
Real estate loans:
One-to four-family residential	$295	$177	$-	$472	$189,291	$189,763	$-	$189
Home equity loans and lines of credit	189	-	-	189	11,396	11,585	-	-
Commercial	-	-	-	-	34,686	34,686	-	-
Construction	-	-	-	-	15,853	15,853	-	-
Consumer loans	-	-	-	-	44	44	-	-
Total	$484	$177	$-	$661	$251,270	$251,931	$-	$189

During the year ended December 31, 2018 there were no loans that met the definition of an impaired loan in ASC 310-10-35. As of and during the year ended December 31, 2017 there was one, one- to four-family residential loan with an unpaid principal balance of $100,000, that met the definition of an impaired loan in ASC 310-10-35.

During the year ended December 31, 2018 there were no loans that met the definition of a troubled debt restructured loan. During the year ended December 31, 2017 the same impaired one, one- to four-family residential loan with an unpaid principal balance of $100,000, also met the definition of a troubled debt restructure. As of December 31, 2017, the loan had a specific reserve of $8,000.

During the years ended December 31, 2018 and 2017, there were no troubled debt restructure loans that subsequently defaulted within 12 months of modification. In addition, there are no commitments to lend additional funds for loans modified as a troubled debt restructure.

At December 31, 2018 and 2017, there were no consumer mortgage loans collateralized by residential real estate property in the process of foreclosure. As of December 31, 2018 and 2017, the Bank had no foreclosed real estate owned.

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

As of December 31, 2018, there were no one- to four- family residential real estate loans that had a risk rating of “8 - substandard.” There were three, one- to four- family residential real estate loans with a total balance of $448,000 with a risk rating of “6W”. All other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2017, there were no one- to four- family residential real estate loans that had a risk rating of “8 - substandard.” There were three, one- to four- family residential real estate loans with a total balance of $472,000 with a risk rating of “6W,” and one special mention one- to four- family residential real estate loan with a total balance of $99,000. All other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment as of December 31:

	December 31,	December 31,
	2018	2017
	(In Thousands)

Land	$393	$393
Building and improvements	3,305	2,070
Construction in process	-	641
Furniture and equipment	643	553
Data processing equipment	477	360
	4,818	4,017
Accumulated depreciation	(2,173)	(2,024)
	$2,645	$1,993

NOTE 7 - DEPOSITS

The aggregate amount of time deposit accounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of December 31, 2018 and 2017 amounted to $28,147,000 and $27,781,000, respectively.

For time deposits as of December 31, 2018, the scheduled maturities for each of the following years ended December 31 are as follows:

(In Thousands)
2019	$72,318
2020	45,232
2021	11,693
2022	1,941
2023	435
$131,619

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB).

Maturities of advances from the FHLB for the years ending after December 31, 2018 are summarized as follows (in thousands):

2019	$9,000
2020	16,000
2021	9,000
$34,000

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one-to-four family properties, certain investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at December 31, 2018 was approximately $72.2 million subject to the purchase of additional FHLB stock. The Company had outstanding FHLB borrowings of $34.0 million at December 31, 2018. Additionally, at December 31, 2018, the Company had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-Operative Central Bank.

At December 31, 2018, the interest rates on FHLB advances ranged from 1.42% to 2.78%. At December 31, 2018, the weighted-average interest rate on FHLB advances was 1.99%. At December 31, 2017, the interest rates on FHLB advances ranged from 1.42% to 2.37%. At December 31, 2017, the weighted-average interest rate on FHLB advances was 1.78%.

NOTE 9 - INCOME TAXES

The components of income tax expense are as follows for the years ended December 31:

	Years Ended December 31,
	2018	2017
	(In Thousands)
Current:
Federal	$252	$857
State	47	251
	299	1,108
Deferred:
Federal	214	(12)
Change in federal tax rate	-	181
State	92	(11)
Change in valuation allowance	-	(24)
	306	134
Total income tax expense	$605	$1,242

The reasons for the differences between the statutory federal income tax rates and the effective tax rates are summarized as follows for the years ended December 31:

	Years Ended December 31,
	2018	2017
	% of Income	% of Income
Federal income tax at statutory rate	21.0%	34.0%
State tax, net of federal tax benefit	4.6	5.2
Change in valuation allowance	-	(0.8)
Change in tax rate	-	5.9
Dividends received deduction	(0.2)	(0.5)
Bank-owned life insurance	(1.4)	(1.8)
Credits	-	(2.3)
Stock compensation	0.3	1.1
Tax exempt income	(0.8)	(1.0)
ESOP	0.6	0.7
Other	1.4	0.3
Effective tax rates	25.5%	40.8%

The Company had gross deferred tax assets and gross deferred tax liabilities as follows as of December 31:

	December 31,
	2018	2017
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$372	$319
Deferred compensation	108	83
Security writedowns	5	5
ESOP	23	16
Stock based compensation	61	47
Accrued expenses	44	31
Contribution to Melrose Cooperative Bank Foundation	175	204
Net unrealized holding loss on available-for-sale securities	114	-
Gross deferred tax assets	902	705
Valuation allowance	(66)	(66)
Gross deferred tax assets, net of valuation allowance	836	639

Deferred tax liabilities:
Accelerated depreciation	(561)	(181)
Prepaid expenses	(9)	-
Net unrealized holding gain on available- for-sale securities	-	(94)
Gross deferred tax liabilities	(570)	(275)
Net deferred tax asset	$266	$364

In connection with its initial public offering, the Company donated common stock and cash in the amount of $1,362,000 to the Melrose Cooperative Bank Foundation. As of December 31, 2018, the Company had a remaining gross deferred tax asset of $175,000. A valuation allowance of $66,000 has been established against the deferred tax assets related to the uncertain utilization of the charitable contribution carryforward created primarily by the donation to the Foundation.

The judgment applied by management considers the likelihood that sufficient taxable income will be realized within the carryforward period in light of its tax planning strategies and changes in market conditions. The charitable contribution carryforward of $686,000 at December 31, 2018 expires in 2019 and the related tax benefit, net of the valuation allowance, included in net deferred tax assets is $107,000.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of December 31, 2018 and 2017, there were no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 through December 31, 2018. Interest and penalties, if any, are recorded as income tax expense.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), a comprehensive tax legislation which, among other things, reduced the federal income tax rate for C corporations to 21% effective January 1, 2018. The TCJA makes broad and complex changes to the Internal Revenue Code which will impact the Company, including reduction of the corporate income tax rate as well as introduction of business-related exclusions, deductions, and credits. The effects of the TCJA have been recorded in the fourth quarter 2017. As a result of the reduction of the Company’s corporate income tax rate from 34% to 21% under the TCJA, the Company revalued its net deferred tax assets at December 31, 2017 and recognized an $181,000 tax expense.

NOTE 10 - BENEFIT PLANS

401(k) Savings Plan

The Company participates in a 401(k) savings plan through Pentegra. Eligible employees may contribute up to 100% of their salary, subject to IRS limitations, which can be matched up to 5% by the Company on a dollar for dollar basis. The Company’s expense under this 401(k) plan was $84,000 and $82,000 for the years ended December 31, 2018 and 2017, respectively.

Supplemental Executive Retirement Benefits

Effective January 1, 2014, the Company established a Supplemental Executive Retirement Plan (SERP Plan). Under the SERP Plan, on a yearly basis, the Company shall credit the participant’s SERP account with the annual contribution specified in the participant’s participation agreement, based on a fixed percent of each participant’s annual salary. The SERP account is an unfunded liability due to each participant and is accruing interest. For the plan years ended December 31, 2018 and 2017, the related liability amounted to $384,000 and $294,000, respectively, and is included in other liabilities. Participants vest in full upon attaining five years of service from the date of participation, or attainment of benefit age, or following a change in control. For each of the years ended December 31, 2018 and 2017, expense recognized under the plan for these benefits was $90,000 and $86,000, respectively.

Employee Stock Ownership Plan

The Company has adopted a tax-qualified employee stock ownership plan (“ESOP”) for the benefit of eligible employees. The Company completed its initial public offering and in connection with the conversion transaction, 226,366 shares of Company common stock were purchased by the ESOP at $10.00 per share.

The ESOP funded its stock purchase through a loan from the Company equal to 100% of the aggregate purchase price of the common stock. The ESOP trustee will repay the loan principally through the Bank’s contributions to the ESOP and dividends paid on common stock held by the plan over the loan term of 29.2 years.

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

At December 31, 2018, the remaining principal balance on the ESOP debt was $1,968,000 and the number of shares held by the ESOP was 226,366.

Total compensation expense recognized in connection with the ESOP was $147,000 and $136,000 for the years ended December 31, 2018 and 2017, respectively.

The remaining principal balance on the ESOP debt as of December 31, 2018 is payable as follows:

Years Ending December 31,	Amount
(In Thousands)
2019	$52
2020	54
2021	56
2022	58
2023	59
Thereafter	1,689
$1,968

Shares held by the ESOP are as follows as of December 31:

	2018	2017
Allocated	37,728	30,182
Unallocated	188,638	196,184
Shares held by ESOP	226,366	226,366

The fair value of unallocated ESOP shares was $3,388,000 at December 31, 2018.

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

On May 12, 2016, the Company issued 44,300 shares of restricted common stock awards. The restricted stock award expense is based on a $15.13 per share price on the date of the grant, and shares vest over 5 years commencing one year from the grant date. The total expense recognized in connection with the restricted stock awards was $134,000, for the years ended December 31, 2018 and 2017, and the recognized tax benefit was $35,000 and $54,000, respectively.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value of options outstanding is $609,000 as of December 31, 2018. The total expense recognized in connection with the stock options was $166,000 for the years ended December 31, 2018 and 2017, and the recognized tax benefit was $13,000 and $18,000, respectively. During the year ended December 31, 2018, 9,100 stock options were exercised, and there were no options forfeited to date. As of December 31, 2018, there were 215,100 stock options outstanding.

At December 31, 2018, the unrecognized share based compensation expense related to the 35,440 unvested restricted stock awards amounted to $317,000. The unrecognized expense will be recognized over a weighted average period of 2.3 years.

At December 31, 2018, 80,580 of the 215,100 stock options outstanding are exercisable, and the remaining contractual life is 7.3 years. The unrecognized expense related to the unvested options is $392,000, and will be recognized over a weighted average period of 2.3 years.

Other Agreements

The Company has entered into employment agreements and change in control agreements with certain executive officers which provide the executive officers with severance payments based on salary, and the continuation of other benefits, upon a change in control as defined in the agreements.

NOTE 11 - FINANCIAL INSTRUMENTS

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

Financial instrument liabilities with off-balance sheet credit risk are as follows as of December 31:

	December 31,	December 31,
	2018	2017
	(In Thousands)
Commitments to originate loans	$4,753	$2,401
Unused lines of credit	20,840	17,611
Due to borrowers on unadvanced construction loans	4,182	2,320
	$29,775	$22,332

NOTE 12 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for December 31, 2018 and December 31, 2017. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

The following summarizes assets measured at fair value on a recurring basis as of December 31:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
December 31, 2018:
U.S. Government and federal agency obligations	$3,960	$-	$3,960	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,597	-	2,597	-
Corporate bonds and notes	13,595	-	13,595	-
Preferred stock	1,876	1,876	-	-
Asset-backed securities	932	-	932	-
Mortgage-backed securities	1,159	-	1,159	-
Marketable equity securities	1,715	1,715	-	-
Totals	$25,834	$3,591	$22,243	$-

December 31, 2017:
U.S. Government and federal agency obligations	$5,325	$-	$5,325	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,881	-	2,881	-
Corporate bonds and notes	11,294	-	11,294	-
Preferred stock	3,013	3,013	-	-
Mortgage-backed securities	1,448	-	1,448	-
Marketable equity securities	2,535	2,535	-	-
Totals	$26,496	$5,548	$20,948	$-

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on an ongoing basis. At December 31, 2018 and 2017, there were no financial instruments carried on the consolidated balance sheet for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,195	$15,195	$-	$-	$15,195
Interest-bearing time deposits with other banks	675	-	670	-	670
Available-for-sale securities	25,834	3,591	22,243	-	25,834
Federal Home Loan Bank stock	2,285	2,285	-	-	2,285
Loans, net	268,211	-	-	266,635	266,635
Co-operative Central Bank deposit	881	881	-	-	881
Accrued interest receivable	778	778	-	-	778
Financial liabilities:
Deposits	244,056	-	243,911	-	243,911
FHLB advances	34,000	-	33,642	-	33,642

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$17,603	$17,603	$-	$-	$17,603
Available-for-sale securities	26,496	5,548	20,948	-	26,496
Federal Home Loan Bank stock	1,800	1,800	-	-	1,800
Loans, net	251,317	-	-	252,792	252,792
Co-operative Central Bank deposit	886	886	-	-	886
Accrued interest receivable	702	702	-	-	702
Financial liabilities:
Deposits	232,921	-	232,899	-	232,899
FHLB advances	29,000	-	28,660	-	28,660

The carrying amounts of financial instruments shown in the above table are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 13 - OTHER COMPREHENSIVE LOSS

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive loss included in stockholders’ equity are as follows:

	Years Ended December 31,
	2018	2017
	(In thousands)

Net unrealized holding (loss)/gain on available-for-sale securities	$(312)	$478
Reclassification adjustment for net realized gains included in net income (1)	(493)	(1,385)
Other comprehensive loss before income tax effect	(805)	(907)
Income tax benefit	208	378
Other comprehensive loss, net of tax	$(597)	$(529)

(1)	Reclassification adjustments include net realized securities gains and losses. Realized gains and losses have been reclassified out of accumulated other comprehensive (loss)/income and affect certain captions in the consolidated statements of income as follows: pre-tax amount for the years ended December 31, 2018 and 2017 is reflected as a gain on sale of available-for-sale securities, net of $493,000 for 2018 and a gain on sale of available-for-sale securities, net of $1,385,000 for 2017. The tax effect, included in income tax expense for the years ended December 31, 2018 and 2017 is $130,000 and $490,000, respectively. The after tax amount is included in net income.

Accumulated other comprehensive (loss)/income as of December 31, 2018 and 2017 consists of net unrealized holding (losses) gains on available-for-sale securities, net of taxes.

NOTE 14 - REGULATORY MATTERS

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that begin phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At December 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of December 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)	$39,152	17.86%	$17,538	8.0%	$21,923	10.0%
Tier 1 Capital (to Risk Weighted Assets)	37,828	17.26	13,154	6.0	17,538	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	37,828	17.26	9,865	4.5	14,250	6.5
Tier 1 Capital (to Average Assets)	37,828	12.17	12,431	4.0	15,539	5.0

As of December 31, 2017:
Total Capital (to Risk Weighted Assets)	$37,141	19.80%	$15,007	8.0%	$18,759	10.0%
Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	11,255	6.0	15,007	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	35,786	19.08	8,441	4.5	12,193	6.5
Tier 1 Capital (to Average Assets)	35,786	12.59	11,373	4.0	14,216	5.0

NOTE 15 - COMMON STOCK REPURCHASES

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

The following is a summary of stock repurchases during the year ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	-	-	-	141,237
February 1, 2018 through February 28, 2018	-	-	-	141,237
March 1, 2018 through March 31, 2018	-	-	-	141,237
April 1, 2018 to April 30, 2018	-	-	-	141,237
May 1, 2018 to May 31, 2018	10,000	19.30	10,000	131,237
June 1, 2018 to June 30, 2018	-	-	-	131,237
July 1, 2018 to July 31, 2018	5,000	19.50	5,000	126,237
August 1, 2018 to August 31, 2018	-	-	-	126,237
September 1, 2018 to September 30, 2018	2,200	19.75	2,200	124,037
October 1, 2018 to October 31, 2018	13,000	19.62	13,000	111,037
November 1, 2018 to November 30, 2018	5,400	19.35	5,400	105,637
December 1, 2018 to December 31, 2018	-	-	-	105,637

During the year ended December 31, 2018, 1,219 shares of common stock were repurchased, as a result of the second annual installment of the stock awards vesting. This stock transaction was not part of the Company’s repurchase plan; the Company was required to purchase these shares for the payment of income taxes withheld on unvested restricted stock awards

During the year ended December 31, 2017, 1,336 shares of common stock were repurchased, as a result of the first annual installment of the stock awards vesting. This stock transaction was not part of the Company’s repurchase plan; the Company was required to purchase these shares for the payment of income taxes withheld on unvested restricted stock awards. There were no shares of common stock repurchased under the Company’s repurchase plan.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and companies in which they have significant ownership interest were customers of the Bank during the year ended December 31, 2018. Total loans to such persons and their companies amounted to $2,138,000 and $2,274,000 as of December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, there were no new loan disbursements, $91,000 of advances were made, and principal payments totaled $227,000. During the year ended December 31, 2017, there was one new loan disbursement of $439,000, $13,000 of advances were made, principal payments totaled $138,000, and loan payoffs totaled $495,000.

Deposits from related parties held by the Bank as of December 31, 2018 and 2017 amounted to $4,780,000 and $3,603,000, respectively.

NOTE 17 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank’s business activity is with customers located within the Commonwealth of Massachusetts. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Bank’s loan portfolio is comprised of loans collateralized by real estate located in the Commonwealth of Massachusetts.

NOTE 18 - SUBSEQUENT EVENTS

On January 10, 2019, the Board of Directors of Melrose Bancorp, Inc. (the “Company”) declared an annual cash dividend on the Company’s common stock of $0.34 per share. The dividend was paid on February 14, 2019 to stockholders of record as of January 29, 2019.

On January 11, 2019, the Board of Directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on September 14, 2017. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 253,702 shares, representing approximately 10.0% of the Company’s issued and outstanding shares of common stock as of January 10, 2019. At that date, the Company had 105,637 shares remaining to be purchased under its previously announced share repurchase plans. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

On February 25, 2019, under the Stock Repurchase Plan the Company repurchased 132,891 shares of common stock at an average cost of $18.85 per share for a total of $2.5 million. The actual amount and timing of future share repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

NOTE 19 - CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

BALANCE SHEETS

(In Thousands)

	December 31,
	2018	2017
Assets
Non-interest bearing deposit in the Bank	$634	$1,998
Money market funds	1,509	1,363
Cash and cash equivalents	2,143	3,361
Interest-bearing time deposits with other banks	675	-
Investments in available-for-sale securities (at fair value)	2,475	3,233
Investment in subsidiary, Melrose Bank	37,472	35,997
Loan receivable ESOP	1,968	2,019
Accrued interest receivable	11	11
Deferred tax assets	186	203
Other assets	295	286
Total assets	$45,225	$45,110
Liabilities and Stockholders’ Equity
Other liabilities	$10	$117
Stockholders’ equity	45,215	44,993
Total liabilities and stockholders’ equity	$45,225	$45,110

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF INCOME

(In Thousands)

	For the year ended December 31, 2018	For the year ended December 31, 2017

Interest and dividend income:
Interest on cash and cash equivalents	$10	$2
Interest on ESOP loan	66	67
Interest and dividends on securities	55	47
Total interest and dividend income	131	116
Noninterest expense:
Salaries and employee benefits	300	300
Loss on available-for-sale securities	15	-
Total noninterest expense	315	300
Loss before undistributed income of subsidiary and income tax (benefit)/expense	(184)	(184)
Undistributed income of subsidiary	1,934	2,004
Income before income taxes	1,750	1,820
Income tax (benefit) expense	(20)	16
Net income	$1,770	$1,804

MELROSE BANCORP, INC.

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

(In Thousands)

	For the year ended December 31, 2018	For the year ended December 31, 2017

Cash flows from operating activities:
Net income	$1,770	$1,804
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	30	62
Loss on available-for-sale securities	15	-
Increase in accrued interest receivable	-	(6)
Deferred tax expense	14	175
Increase in other assets	(9)	(139)
Decrease in other liabilities	(107)	(7)
Stock based compensation expense	300	300
Equity in undistributed earnings of subsidiary	(1,934)	(2,004)
Net cash provided by operating activities	79	185

Cash flows from investing activities:
Purchases of interest-bearing time deposits with other banks	(675)	(898)
Proceeds from maturities of available-for-sale securities	725	606
Repayment of principal on ESOP loan	51	51
Net cash provided by (used in) investing activities	101	(241)

Cash flows from financing activities:
Payment of income taxes for shares withheld in stock based award activity	(24)	(22)
Cash paid for stock repurchases	(694)	-
Stock options exercised	137	-
Dividend paid	(817)	-
Net cash used in financing activities	(1,398)	(22)
Net decrease in cash and cash equivalents	(1,218)	(78)
Cash and cash equivalents at beginning of year	3,361	3,439
Cash and cash equivalents at end of year	$2,143	$3,361

NOTE 20 - QUARTERLY DATA (UNAUDITED)

	Year Ended December 31,
	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
Interest and dividend income	$2,505	$2,646	$2,812	$2,839
Interest expense	645	800	954	1,049
Net interest and dividend income	1,860	1,846	1,858	1,790
Provision/(benefit) for loan losses	41	132	53	(37)
Net interest and dividend income, after provision/(benefit) for loan losses	1,819	1,714	1,805	1,827
Total noninterest income	166	182	149	259
Total noninterest expense	1,322	1,397	1,355	1,472
Income before income taxes	663	499	599	614
Provision for income taxes	180	123	157	145
Net income	$483	$376	$442	$469
Earnings per share:
Basic	$0.20	$0.16	$0.19	$0.19
Diluted	$0.20	$0.16	$0.18	$0.20

	Year Ended December 31,
	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
Interest and dividend income	$2,044	$2,195	$2,348	$2,354
Interest expense	467	499	591	626
Net interest and dividend income	1,577	1,696	1,757	1,728
(Benefit)/provision for loan losses	(20)	111	3	151
Net interest and dividend income, after (benefit)/provision for loan losses	1,596	1,585	1,754	1,578
Total noninterest income	507	393	494	249
Total noninterest expense	1,240	1,277	1,317	1,276
Income before income taxes	863	701	931	551
Provision for income taxes	337	280	300	325
Net income	$526	$421	$631	$226
Earnings per share:
Basic	$0.22	$0.18	$0.27	$0.09
Diluted	$0.22	$0.18	$0.27	$0.09

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Melrose Bancorp, Inc.

Date: March 15, 2019	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeffrey D. Jones	President, Chief Executive Officer and Director	March 15, 2019
Jeffrey D. Jones	(Principal Executive Officer)

/s/ Diane Indorato	Senior Vice President and Chief Financial Officer	March 15, 2019
Diane Indorato	(Principal Financial and Accounting Officer)

/s/ Frank Giso III	Chairman of the Board	March 15, 2019
Frank Giso III

/s/ Candy Brower	Director	March 15, 2019
Candy Brower

/s/ Elizabeth W. McNelis	Director	March 15, 2019
Elizabeth W. McNelis

/s/ F. Peter Waystack	Director	March 15, 2019
F. Peter Waystack

/s/ Alan F. Whitney	Director	March 15, 2019
Alan F. Whitney

/s/ Stephen E. Anderson	Director	March 15, 2019
Stephen E. Anderson