Form 10-Q
period 2019-03-31
Melrose Bancorp, Inc.
filed 2019-05-10
CIK 1600890

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MELR	Nasdaq

As of May 10, 2019, 2,323,771 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Melrose Bancorp, Inc.

Form 10-Q

i

Part I. – Financial Information

Item 1.	Condensed Consolidated Financial Statements

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and due from banks	$12,203	$8,734
Money market funds	1,883	3,387
Federal funds sold	4,072	3,074
Cash and cash equivalents	18,158	15,195
Interest-bearing time deposits with other banks	675	675
Investments:
Available-for-sale securities, at fair value	23,751	25,834
Equity securities, at fair value	2,731	-
Total Investments	26,482	25,834
Federal Home Loan Bank stock, at cost	1,776	2,285
Loans, net of allowance for loan losses of $1,354 at March 31, 2019 and $1,323 at December 31, 2018	267,270	268,211
Premises and equipment, net	2,614	2,645
Co-operative Central Bank deposit	881	881
Bank-owned life insurance	6,343	6,303
Accrued interest receivable	888	778
Deferred tax asset, net	158	266
Other assets	743	881
Total assets	$325,988	$323,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$17,428	$17,475
Interest-bearing	237,383	226,581
Total deposits	254,811	244,056
Federal Home Loan Bank advances	28,000	34,000
Other liabilities	669	683
Total liabilities	283,480	278,739
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 15,000,000 shares; issued and outstanding 2,440,133 shares at March 31, 2019 and 2,573,024 shares at December 31, 2018	24	26
Additional paid-in capital	20,701	23,153
Retained earnings	23,980	24,627
Unearned compensation - ESOP (186,752 shares unallocated at March 31, 2019 and 188,638 shares unallocated at December 31, 2018)	(1,867)	(1,886)
Unearned compensation - restricted stock	(283)	(317)
Accumulated other comprehensive loss	(47)	(388)
Total stockholders’ equity	42,508	45,215
Total liabilities and stockholders’ equity	$325,988	$323,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Interest and dividend income:
Interest and fees on loans	$2,639	$2,314
Interest and dividends on securities:
Taxable	155	122
Tax-exempt	16	16
Other interest	100	53
Total interest and dividend income	2,910	2,505
Interest expense:
Interest on deposits	950	511
Interest on Federal Home Loan Bank advances	167	134
Total interest expense	1,117	645
Net interest and dividend income	1,793	1,860
Provision for loan losses	31	41
Net interest and dividend income after provision for loan losses	1,762	1,819
Noninterest income:
Fees and service charges	22	24
Gain on sales and calls of available-for-sale securities, net	-	106
Income on bank-owned life insurance	27	30
Gain on equity securities	128	-
Other income	7	6
Total noninterest income	184	166
Noninterest expense:
Salaries and employee benefits	953	828
Occupancy expense	80	77
Equipment expense	21	15
Data processing expense	111	106
Advertising expense	51	49
Printing and supplies	11	16
FDIC assessment	22	22
Audits and examinations	60	57
Other professional services	90	80
Other expense	111	72
Total noninterest expense	1,510	1,322
Income before income tax expense	436	663
Income tax expense	113	180
Net income	$323	$483
Weighted average common shares outstanding:
Basic	2,314,202	2,377,196
Diluted	2,338,918	2,406,259
Earnings per share:
Basic	$0.14	$0.20
Diluted	$0.14	$0.20
Dividends per share	$0.34	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$323	$483
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on available-for-sale securities	354	(235)
Reclassification adjustment for net realized gains included in net income	-	(106)
Other comprehensive income (loss) before income tax effect	354	(341)
Income tax (expense)/benefit	(108)	74
Other comprehensive income (loss), net of tax	246	(267)
Comprehensive income	$569	$216

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(In Thousands, Except Share Data)

(Unaudited)

	Common Stock		Additional Paid-in-	Retained	Unearned Compensation	Unearned Compensation - Restricted	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	- ESOP	Stock	(Loss)/Income	Total
Balance, December 31, 2017	2,600,743	$26	$23,496	$23,674	$(1,961)	$(451)	$209	$44,993
Net income	-	-	-	483	-	-	-	483
Other comprehensive loss, net of tax	-	-	-	-	-	-	(267)	(267)
Dividends paid ($0.34 per share)	-	-	-	(884)	-	-	-	(884)
Restricted stock award expense	-	-	-	-	-	34	-	34
Stock option expense	-	-	42	-	-	-	-	42
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	17	-	18	-	-	35
Balance, March 31, 2018	2,600,743	26	23,555	23,273	(1,943)	(417)	(58)	$44,436
Balance, December 31, 2018	2,573,024	26	23,153	24,627	(1,886)	(317)	(388)	45,215
Net income	-	-	-	323	-	-	-	323
Other comprehensive income, net of tax	-	-	-	-	-	-	246	246
Dividends paid ($0.34 per share)	-	-	-	(875)	-	-	-	(875)
Restricted stock award expense	-	-	-	-	-	34	-	34
Stock option expense	-	-	42	-	-	-	-	42
Repurchase of common stock	(132,891)	(2)	(2,510)	-	-	-	-	(2,512)
Cumulative effect of change in accounting principle	-	-	-	(95)	-	-	95	-
Common stock held by ESOP committed to be allocated (7,546 shares annually)	-	-	16	-	19	-	-	35
Balance, March 31, 2019	2,440,133	24	20,701	23,980	(1,867)	(283)	(47)	42,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELROSE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$323	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities, net of accretion	21	71
Gain on equity securities	(128)	-
Gain on sales and calls of available-for-sale securities, net	-	(106)
Provision for loan losses	31	41
Change in net deferred loan costs	(13)	13
Change in unamortized premiums	29	4
Depreciation	42	29
Increase in accrued interest receivable	(110)	(42)
Decrease in other assets	114	9
Decrease in other liabilities	(14)	(62)
Decrease in income taxes receivable	24	50
Income on bank-owned life insurance	(27)	(30)
ESOP expense	35	35
Stock-based compensation expense	76	76
Net cash provided by operating activities	403	571

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,310)	(3,512)
Proceeds from sales of available for sale securities	-	194
Proceeds from maturities and calls of available-for-sale securities	1,123	2,563
Purchases of Federal Home Loan Bank stock	-	(400)
Proceeds from redemption of Federal Home Loan Bank stock	509	-
Increase in Cooperative Central Bank deposit	-	(5)
Loan originations and principal collections, net	894	(430)
Capital expenditures	(11)	(681)
Premiums paid on bank-owned life insurance	(13)	(12)
Net cash provided by (used in) investing activities	1,192	(2,283)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW and savings accounts	2,603	(2,353)
Net increase (decrease) in time deposits	8,152	(3,499)
Proceeds from Federal Home Loan Bank advances	-	10,000
Repayment of advances from Federal Home Loan Bank	(6,000)	-
Cash dividend paid	(875)	(884)
Repurchase of Melrose Bancorp, Inc. common stock	(2,512)	-
Net cash provided by financing activities	1,368	3,264

Net increase in cash and cash equivalents	2,963	1,552
Cash and cash equivalents at beginning of the period	15,195	17,603
Cash and cash equivalents at end of the period	$18,158	$19,155

Supplemental disclosures:
Interest paid	$1,117	$645

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Information included herein as of March 31, 2019 and for the interim periods ended March 31, 2019 and 2018 is unaudited; however, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and were of a normal recurring nature. These statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future periods, including the year ending December 31, 2019.

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

SECURITIES:

Investments in debt securities are adjusted for amortization of premiums and accretion of discounts computed so as to approximate the interest method. Gains or losses on sales of investment securities are recorded on the trade date and computed on a specific identification basis.

The Company classifies debt securities as available-for-sale. Available-for-sale securities are carried at fair value. Unrealized holding gains and losses are not included in earnings, but reported as a net amount (less expected taxes) in a separate component of stockholder’s equity until realized.

Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities with readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable prices changes in orderly transactions for the identical or a similar investment.

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

Prior to the adoption of Accounting Standards Update (ASU) 2016-01, for the Company’s equity securities classified as available-for-sale, for which the Company determined that the decline in fair value was other-than-temporary, the Company would recognize the impairment within non-interest income on the consolidated statements of income when identified. Upon adoption of ASU 2016-01, effective January 1, 2019, the changes in fair value of the Company’s equity securities are recorded within net income and are no longer assessed for other-than-temporary impairment.

FEDERAL HOME LOAN BANK STOCK:

The Bank is a member of the Federal Home Loan Bank (FHLB). The FHLB is a cooperative bank that provides services, including funding in the form of advances, to its member banking institutions. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. No market exists for shares of the FHLB and therefore, they are carried at par value. Dividends are reported as income. FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB. Management evaluates the Company’s investment in FHLB stock for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such evaluation. Based on its most recent analysis of the FHLB as of March 31, 2019, management deems its investment in FHLB stock to be not other-than-temporarily impaired.

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

The calculation of basic and diluted EPS (unaudited) is presented below.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In Thousands, except share data)
Net income	$323	$483

Basic Common Shares:
Weighted average common shares outstanding	2,521,344	2,600,743
Weighted average shares - unearned restricted stock	(19,447)	(28,308)
Weighted average unallocated ESOP shares	(187,695)	(195,239)
Basic weighted average shares outstanding	2,314,202	2,377,196

Dilutive effect of unvested restricted stock awards	3,422	6,092
Dilutive effect of stock options	21,294	22,971
Diluted weighted average shares outstanding	2,338,918	2,406,259

Basic earnings per share	$0.14	$0.20
Diluted earnings per share	$0.14	$0.20

RECENT ACCOUNTING PRONOUNCEMENTS:

As an “emerging growth company,” as defined in Title 1 of Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of March 31, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The extended transition period for an emerging growth company is five years, and the Company’s emerging growth status will end on December 31, 2019.

Accounting Standards Adopted in 2019

In May 2014 and August 2015, respectively, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-09 and 2015-14, “Revenue from Contracts with Customers (Topic 606).” The objective of ASU 2014-09 is to clarify principles for recognizing revenue and to develop a common revenue standard for Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. The guidance in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the extended transition period for an emerging growth company, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2018 and interim periods within that period. Earlier application is permitted only as of an annual reporting period beginning after December 31, 2016, include interim reporting periods within that reporting period. The Company’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU’s, including deposit related fees and interchange fees. Based on this assessment, the Company concluded ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e. gross vs. net), there was no change to the accounting for these costs. The Company adopted ASU 2014-19 and its related amendments on its required effective date of January 1, 2019 utilizing the modified retrospective approach. Since there was no net impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary.

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

Under the extended transition period for an emerging growth company, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of item 5 above is permitted as of the beginning of fiscal years or interim periods for which financial statements have not been issued. Early adoption of all other amendments in this ASU is not permitted. On January 1, 2019, the Company adopted the new accounting standard requiring equity investments (except those accounted for under the equity method of accounting for those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance, recognized as a cumulative effect of change in accounting principle, resulted in a $95,000 decrease to beginning retained earnings and a $95,000 increase to beginning accumulated other comprehensive income. In accordance with 4 above, the Company measured the fair value of its loan portfolio as of March 31, 2019 using an exit price notion (see Note 10 Fair Value Measurements).

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for annual reporting beginning after December 15, 2018, and interim periods therein; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted of ASU No. 2017-08 on January 1, 2019. Adoption of this ASU 2017-08 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted in interim and annual reporting periods beginning after December 15, 2018. The Company has formed a committee to assess the implications of this new pronouncement and is considering a software solution for preparing the allowance for credit loss calculation and related reports that will provide the Company with stronger data integrity, ease and efficiency in the allowance for credit loss preparation. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of these additional disclosures until their effective date. The removed and modified disclosures will be adopted on a retrospective basis, and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

NOTE 3 - INTEREST-BEARING TIME DEPOSITS WITH OTHER BANKS

At March 31, 2019, the Company’s interest-bearing time deposits with other banks mature as follows:

(In Thousands)
Due in one year or less	$-
Due in one year through three years	225
Due in three years through five years	450
$675

NOTE 4 - INVESTMENTS

On January 1, 2019, the Company adopted of ASU 2016-01. Accordingly, upon adoption of this guidance, the Company now recognizes the changes in fair value (i.e. unrealized gains/losses) of equity securities in net income and as a result has updated presentation and disclosures. In the period ended March 31, 2019 this adoption amounted to a gain on equity securities of $128,000. The activity related to the ASU is presented on the consolidated statement of income in noninterest income. The Company recognized a cumulative effect change in accounting principle, resulting in a $95,000 decrease to beginning retained earnings and a $95,000 increase to beginning accumulated other comprehensive income.

Investment securities have been classified in the consolidated balance sheets according to the type of security management’s intent. The amortized cost basis of securities and their approximate fair values are as follows as of March 31, 2019 (unaudited) and December 31, 2018:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
March 31, 2019: (unaudited)
Available-for-sale securities (carried at fair value)
U.S. Government and federal agency obligations	$4,016	$-	$40	$3,976
Debt securities issued by states of the United States and political subdivisions of the states	2,924	27	6	2,945
Corporate bonds and notes	13,784	92	87	13,789
Preferred stock	1,000	11	-	1,011
Asset-backed securities	902	37	27	912
Mortgage-backed securities	1,147	3	32	1,118
	$23,773	$170	$192	$23,751

December 31, 2018:
Available-for-sale debt securities (carried at fair value)
U.S. Government and federal agency obligations	$4,026	$-	$66	$3,960
Debt securities issued by states of the United States and political subdivisions of the states	2,625	1	29	2,597
Corporate bonds and notes	13,791	5	201	13,595
Preferred stock	2,000	-	124	1,876
Asset-backed securities	975	-	43	932
Mortgage-backed securities	1,200	1	42	1,159
Marketable equity securities	1,719	1	5	1,715
Total available-for-sale debt securities	$26,336	$8	$510	$25,834

At March 31, 2019 and December 31, 2018, we had equity investments recorded in our consolidated balance sheets of $2.7 million.

The following is a summary of unrealized and realized gains and losses on equity investments recognized in noninterest income in the consolidated statement of income during the three months ended March 31, 2019 (unaudited):

2019
(In thousands)
Net gains recognized during the period on equity investments	$128
Less: Net gains (losses) recognized during the period on equity investments sold during the period	-
Unrealized gains recognized during the reporting period on equity investments still held at the reporting date	128

The scheduled maturities of debt securities were as follows as of March 31, 2019 (unaudited):

Fair Value
(In Thousands)
Due within one year	$1,598
Due after one year through five years	16,806
Due after five years through ten years	1,788
Due after ten years	1,529
Asset-backed securities	912
Mortgage-backed securities	1,118
$23,751

There were no securities of issuers whose aggregate carrying amount exceeded 10% of stockholders’ equity as of March 31, 2019 (unaudited) and December 31, 2018.

During the three months ended March 31, 2019 (unaudited) there were no sales of available-for-sale securities. During the three months ended March 31, 2018 (unaudited) proceeds from the sales of available-for-sale securities were $194,000, and gross realized gains on these sales amounted to $121,000. The tax expense on the realized gains during the three months ended March 31, 2018, was $26,000. During the three months ended March 31, 2018 there was one security that was called prior to full amortization of the premium being taken. The Company recognized a loss of $15,000 as a result.

The Company had no pledged securities as of March 31, 2019 (unaudited) and December 31, 2018.

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, and are not other-than-temporarily impaired, are as follows as of March 31, 2019 (unaudited) and December 31, 2018:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
March 31, 2019
U.S. Government and federal agency obligations	$-	$-	$3,476	$40	$3,476	$40
Debt securities issued by states of the United States and political subdivisions of the states	-	-	294	6	294	6
Corporate bonds and notes	2,439	25	6,283	62	8,722	87
Asset-backed securities	-	-	542	27	542	27
Mortgage-backed securities	-	-	904	32	904	32
Total temporarily impaired securities	$2,439	$25	$11,499	$167	$13,938	$192

December 31, 2018
U.S. Government and federal agency obligations	$975	$14	$2,985	$52	$3,960	$66
Debt securities issued by states of the United States and political subdivisions of the states	1,185	12	1,048	17	2,233	29
Corporate bonds and notes	5,882	80	6,224	121	12,106	201
Preferred stock	1,876	124	-	-	1,876	124
Asset-backed securities	932	43	-	-	932	43
Mortgage-backed securities	-	-	924	42	924	42
Marketable equity securities	-	-	492	5	492	5
Total temporarily impaired securities	$10,850	$273	$11,673	$237	$22,523	$510

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

Unrealized losses on U.S. Government and federal agency obligations amounted to $40,000 and consisted of seven securities. The unrealized losses on five of these debt securities were individually less than 2.0% of amortized cost basis, with two of these U.S. government and federal agency obligations between 3.0% and 6.5% of amortized cost basis. Unrealized losses on municipal bonds amounted to $6,000 and consisted of one security. The unrealized loss on this debt security was 2.1% of amortized cost basis. Unrealized losses on corporate bonds amounted to $87,000 and consisted of sixteen securities. The unrealized losses on fifteen of these debt securities were individually less than 2.0% of amortized cost basis, with one of these corporate bonds at 3.4% of amortized cost basis. Unrealized losses on asset-backed securities amounted to $27,000 and consisted of two securities. Unrealized losses on one of these asset-backed securities was less than 1% of amortized cost basis, and one of these securities had an unrealized loss of 6.2% of amortized cost basis. Unrealized losses on mortgage-backed securities amounted to $32,000 and consisted of four securities. The unrealized losses on these debt securities range from 2.8% to 4.9% of amortized cost basis. These unrealized losses relate principally to the effect of interest rate changes on the fair value of debt securities and not to an increase in credit risk of the issuers. As the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, which may be at maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

NOTE 5 - LOANS

Loans consisted of the following at:

	March 31,	December 31,
	2019	2018
	(In Thousands)

Real estate loans:
One-to four-family residential	$183,494	$186,287
Home equity loans and lines of credit	13,775	13,565
Commercial	61,367	58,780
Construction	9,545	10,441
Consumer loans	36	38
Total loans	268,217	269,111

Allowance for loan losses	(1,354)	(1,323)
Deferred loan costs, net	16	3
Unamortized premiums	391	420

Net loans	$267,270	$268,211

The following tables set forth information on loans and the allowance for loan losses at and for the quarters ending March 31, 2019 and 2018 (unaudited) and at and for the year ending December 31, 2018:

	Real Estate:
	One-to four-family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2019 (unaudited)
Allowance for loan losses:
Beginning balance	$465	$60	$701	$84	$1	$12	$1,323
Charge offs	-	-	-	-		-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(6)	2	29	(9)	-	15	31
Ending balance	$459	$62	$730	$75	$1	$27	$1,354

Three months ended March 31, 2019 (unaudited)
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	459	62	730	75	1	27	1,354
Total allowance for loan losses ending balance	$459	$62	$730	$75	$1	$27	$1,354
Loans:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	183,494	13,775	61,367	9,545	36	-	268,217
Total loans ending balance	$183,494	$13,775	$61,367	$9,545	$36	$-	$268,217

Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(16)	8	229	(23)	-	(9)	189
Ending balance	$465	$60	$701	$84	$1	$12	$1,323
At December 31, 2018
Allowance for loan losses:
Ending Balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	465	60	701	84	1	12	1,323
Total allowance for loan losses ending balance	$465	$60	$701	$84	$1	$12	$1,323
Loans:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	186,287	13,565	58,780	10,441	38	-	269,111
Total loans ending balance	$186,287	$13,565	$58,780	$10,441	$38	$-	$269,111

	Real Estate:
	One-to four-family Residential	Home Equity Loans and Lines of Credit	Commercial	Construction	Consumer Loans	Unallocated	Total
	(In Thousands)
Three months ended March 31, 2018 (unaudited)
Allowance for loan losses:
Beginning balance	$481	$52	$472	$107	$1	$21	$1,134
Charge offs	-	-	-	-		-	-
Recoveries	-	-	-	-	-	-	-
(Benefit)/provision	(7)	(1)	38	2	-	9	41
Ending balance	$474	$51	$510	$109	$1	$30	$1,175

The following tables set forth information regarding nonaccrual loans and past-due loans as of March 31, 2019 (unaudited) and December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Current	Total	90 Days or More Past Due and Accruing	Non- Accrual
	(In Thousands)
At March 31, 2019 (unaudited)
Real estate loans:
One-to four-family residential	$301	$-	$-	$301	$183,193	$183,494	$-	$182
Home equity loans and lines of credit	-	-	-	-	13,775	13,775	-	-
Commercial	-	-	-	-	61,367	61,367	-	-
Construction	-	-	-	-	9,545	9,545	-	-
Consumer loans	1	-	-	1	35	36	-	-
Total	$302	$-	$-	$302	$267,915	$268,217	$-	$182

At December 31, 2018
Real estate loans:
One-to four-family residential	$714	$-	$-	$714	$185,573	$186,287	$-	$348
Home equity loans and lines of credit	-	-	-	-	13,565	13,565	-	-
Commercial	-	-	-	-	58,780	58,780	-	-
Construction	-	-	-	-	10,441	10,441	-	-
Consumer loans	-	-	-	-	38	38	-	-
Total	$714	$-	$-	$714	$268,397	$269,111	$-	$348

As of and during the three months ended March 31, 2019 (unaudited) there were no loans meeting the definition of an impaired loan in ASC 310-10-35. As of and during the three months ended March 31, 2018 (unaudited) there was one, one- to four-family residential loan, with an outstanding balance of $99,000, meeting the definition of an impaired loan in ASC 310-10-35.

During the three months ended March 31, 2019 (unaudited) there were no loans modified that met the definition of a troubled debt restructured loan in ASC 310-40. During the three months ended March 31, 2018 (unaudited) there was one, one- to four-family residential real estate loan with a recorded balance of $99,000, modified that met the definition of a troubled debt restructured loan in ASC 310-40. The loan has had no defaults on payment, and no commitments to lend additional funds have been approved subsequent to the modification.

As of March 31, 2019 (unaudited) and December 31, 2018, there were no loans in the process of foreclosure.

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

As of March 31, 2019 (unaudited), there were two, one- to four- family residential real estate loan with a total balance of $278,000 with a risk rating of “6W – Pass Watch,” and all other loans outstanding had a risk rating of “1 to 6 - pass.”

As of December 31, 2018 (unaudited), there were no loans that had a risk rating of “8 – substandard.” There were three one-to four-family residential real estate loans with a total balance of $48,000 with a risk rating of “6W,” and one special mention one-to four-family residential real estate loan with a total balance of $99,000. All other loans outstanding had a risk rating of “1 to 6 - pass.”

NOTE 6 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment:

	March 31,	December 31,
	2019	2018
	(Unaudited)
	(In Thousands)
Land	$393	$393
Building and improvements	3,305	3,305
Furniture and equipment	649	643
Data processing equipment	482	477
	4,829	4,818
Accumulated depreciation	(2,215)	(2,173)
	$2,614	$2,645

NOTE 7 - DEPOSITS

The aggregate amount of time deposit amounts in denominations that meet or exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 as of March 31, 2019 (unaudited) and December 31, 2018 amounted to $28,756,000 and $28,147,000, respectively.

For time deposits as of March 31, 2019 (unaudited) the scheduled maturities for each of the following periods ending March 31 are as follows:

(In Thousands)
2020	$83,615
2021	43,770
2022	10,101
2023	1,544
2024	741
$139,771

Deposits from related parties held by the Bank as of March 31, 2019 (unaudited) and December 31, 2018 amounted to $4,045,000 and $4,780,000, respectively.

NOTE 8 - BORROWED FUNDS

Advances consist of funds borrowed from the Federal Home Loan Bank of Boston (FHLB). Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one- to four- family properties, certain investment securities and other qualified assets. The remaining maximum borrowing capacity with the FHLB at March 31, 2019 was approximately $82.6 million subject to the purchase of additional FHLB stock. The Company had outstanding FHLB borrowings of $28.0 million at March 31, 2019 (unaudited). Additionally, at March 31, 2019, the Company had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Maturities of advances from the FHLB for the years ending after March 31, 2019 (unaudited) are summarized as follows:

(In Thousands)
2019	$5,000
2020	14,000
2021	9,000
$28,000

At March 31, 2019 (unaudited) the interest rates on FHLB advances ranged from 1.48% to 2.78%, and the weighted-average interest rate on FHLB advances was 2.07%.

NOTE 9 - FINANCIAL INSTRUMENTS

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

Amounts of financial instrument liabilities with off-balance sheet credit risk are as follows as of March 31, 2019 (unaudited) and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Commitments to originate loans	$4,102	$4,753
Unused lines of credit	20,780	20,840
Due to borrowers on unadvanced construction loans	5,525	4,182
	$30,407	$29,775

NOTE 10 - FAIR VALUE MEASUREMENTS

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value for March 31, 2019 (unaudited) and December 31, 2018. The Company did not have any significant transfers of assets between levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2019 (unaudited) and the year ended December 31, 2018.

The Company’s investments in preferred stock and marketable equity securities are generally classified within level 1 of the fair value hierarchy because they are valued using quoted market prices.

The Company’s investment in securities available-for-sale, other than preferred stock, are generally classified within level 2 of the fair value hierarchy. For these securities, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes assets measured at fair value on a recurring basis as of March 31, 2019 (unaudited) and December 31, 2018:

	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(In Thousands)
March 31, 2019: (unaudited)
U.S. Government and federal agency obligations	$3,976	$-	$3,976	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,945	-	2,945	-
Corporate bonds and notes	13,789	-	13,789	-
Preferred stock	1,011	1,011	-	-
Asset-backed securities	912	-	912	-
Mortgage-backed securities	1,118	-	1,118	-
Equity securities	2,731	2,731	-	-
Totals	$26,482	$3,742	$22,740	$-

December 31, 2018:
U.S. Government and federal agency obligations	$3,960	$-	$3,960	$-
Debt securities issued by states of the United States and political subdivisions of the states	2,597	-	2,597	-
Corporate bonds and notes	13,595	-	13,595	-
Preferred stock	1,876	1,876	-	-
Asset-backed securities	932	-	932	-
Mortgage-backed securities	1,159	-	1,159	-
Marketable equity securities	1,715	1,715	-	-
Totals	$25,834	$3,591	$22,243	$-

Under certain circumstances the Company makes adjustments to fair value for its assets and liabilities although they are not measured at fair value on a recurring basis. At March 31, 2019 (unaudited) and December 31, 2018, there were no assets or liabilities carried on the consolidated balance sheets for which a nonrecurring change in fair value has been recorded.

The estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows:

	March 31, 2019 (unaudited)
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$18,158	$18,158	$-	$-	$18,158
Interest-bearing time deposits with other banks	675	-	683	-	683
Available-for-sale securities	23,751	1,011	22,740	-	23,751
Equity securities	2,731	2,731	-	-	2,731
Federal Home Loan Bank stock	1,776	1,776	-	-	1,776
Loans, net	267,270	-	-	266,248	266,248
Co-operative Central Bank deposit	881	881	-	-	881
Accrued interest receivable	888	888	-	-	888
Financial liabilities:
Deposits	254,811	-	250,240	-	250,240
FHLB advances	28,000	-	27,822	-	27,822

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,195	$15,195	$-	$-	$15,195
Interest-bearing time deposits with other banks	675	-	670	-	670
Available-for-sale securities	25,834	3,591	22,243	-	25,834
Federal Home Loan Bank stock	2,285	2,285	-	-	2,285
Loans, net	268,211	-	-	266,635	266,635
Co-operative Central Bank deposit	881	881	-	-	881
Accrued interest receivable	778	778	-	-	778
Financial liabilities:
Deposits	244,056	-	243,911	-	243,911
FHLB advances	34,000	-	33,642	-	33,642

The carrying amounts of financial instruments shown in the above tables are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.

NOTE 11 - OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income (loss), included in stockholders’ equity, are as follows:

	Three months ended March 31,
	2019	2018

Net unrealized holding gain (loss) on available-for-sale securities	$354	$(235)
Reclassification adjustment for net realized gains included in net income (1)	-	(106)
Other comprehensive income (loss) before income tax effect	354	(341)
Income tax (expense) benefit	(108)	74
Other comprehensive income (loss), net of tax	$246	$(267)

(1)	Reclassification adjustments include net realized securities gains. Realized gains have been reclassified out of accumulated other comprehensive loss and affect certain captions in the consolidated statements of income as follows. There were no realized gains (losses) on the sale of available-for-sale securities during the three months ended March 31, 2019. Pre-tax amount for the three months ended March 31, 2018, is reflected as a gain on sales and calls of available-for-sale securities, net of $106,000. The tax effect, included in income tax expense for the three months ended March 31, 2019 was $23,000. The after tax amounts are included in net income.

Accumulated other comprehensive loss as of March 31, 2019 (unaudited) and December 31, 2018 consists of net unrealized holding losses on available-for-sale securities, net of taxes.

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

Effective January 1, 2015, (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a common equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5%, a Tier 1 risk based capital ratio of 8.0%, a total risk based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that began phasing in January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses. At March 31, 2019 (unaudited), the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

Management believes, as of March 31, 2019 (unaudited), that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Common Equity Tier 1 risk-based, total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the following table. There were no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2019 (unaudited) and December 31, 2018 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
As of March 31, 2019: (unaudited)
Total Capital (to Risk Weighted Assets)	$35,593	16.54%	$17,215	8.0%	$21,519	10.0%
Tier 1 Capital (to Risk Weighted Assets)	34,238	15.91	12,911	6.0	17,215	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	34,238	15.91	9,684	4.5	13,987	6.5
Tier 1 Capital (to Average Assets)	34,238	10.76	12,732	4.0	15,916	5.0

As of December 31, 2018:
Total Capital (to Risk Weighted Assets)	$39,152	17.86%	$17,538	8.0%	$21,923	10.0%
Tier 1 Capital (to Risk Weighted Assets)	37,828	17.26	13,154	6.0	17,538	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	37,828	17.26	9,865	4.5	14,250	6.5
Tier 1 Capital (to Average Assets)	37,828	12.17	12,431	4.0	15,539	5.0

NOTE 13 - COMMON STOCK REPURCHASES

From time to time, our board of directors authorizes stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On January 11, 2019, the Board of Directors of the Company authorized an increase in the number of shares that may be repurchased pursuant to the Company’s stock repurchase plan that was previously announced on September 14, 2017. Under the expanded repurchase plan, the Company is authorized to repurchase an additional 257,302 shares, representing approximately 10.0% of the Company’s issued and outstanding shares of common stock as of January 10, 2019. At that date, the Company had 105,637 shares remaining to be repurchased under its previously announced share repurchase plans. The actual amount and timing of future repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

During the three months ended March 31, 2019 (unaudited), the Company repurchased 132,891 shares of common stock at an average cost of $18.85 per share. Common stock repurchases for the three months ended March 31, 2019 are presented in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	-	-	-	362,939
February 1, 2019 through February 28, 2019	132,891	18.85	132,891	230,048
March 1, 2019 through March 31, 2019	-	-	-	230,048

NOTE 14 - STOCK BASED COMPENSATION

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

On May 12, 2016, the Company issued 44,300 shares of restricted common stock awards. The restricted stock award expense is based on the grant date fair value of $15.13 per share, and shares vest over 5 years commencing one year from the grant date. The total expense recognized for the three months ended March 31, 2019, in connection with the restricted stock awards was $34,000 (unaudited), and the recognized tax benefit was $9,000 (unaudited). There were no forfeitures during the three month period ending March 31, 2019. During the three month period ending March 31, 2018, the expense was $34,000 (unaudited), and the recognized tax benefit was $8,000 (unaudited). There were no forfeitures during the three month period ending March 31, 2018.

On May 12, 2016, the Company granted 224,200 stock options. The stock options have an exercise price of $15.13 per share, and vest ratably over 5 years commencing one year from the date of the grant. The stock option expense is equal to the number of options expected to vest each year times the grant date fair value of the shares as determined using the Black-Scholes option pricing model. The Company completed an analysis of seven peer banks to determine the expected volatility of 20.24%. The exercise price used in the pricing model was $15.13, the closing price of the stock on the grant date. The expected life was estimated to be 6.5 years and the 7 year treasury rate of 1.54% was used as the annual risk free interest rate. The expected forfeiture rate is 0%. Using these variables, the estimated fair value is $3.71 per share. The aggregate intrinsic value of outstanding stock options is $800,000 as of March 31, 2019. The total expense recognized for the three March 31, 2019, in connection with the stock options was $42,000 (unaudited), and the recognized tax benefit was $3,000 (unaudited). There were no forfeitures during the three month period ending March 31, 2019. There were no stock options exercised during the three months ended March 31, 2019. During the three month period ending March 31, 2018 the stock option expense was $42,000 (unaudited), and the recognized tax benefit was $3,000 (unaudited). There were no forfeitures or options exercised during the three month period ending March 31, 2018.

At March 31, 2019 (unaudited), the unrecognized share based compensation expense related to the 26,580 unvested restricted stock awards amounted to $283,000. The unrecognized expense will be recognized over a weighted average period of 2.0 years.

At March 31, 2019 (unaudited), 80,580 of the 215,100 stock options outstanding are exercisable, and the remaining contractual life is 7.0 years. The unrecognized expense related to the unvested options is $351,000 and will be recognized over a weighted average period of 2.0 years.

NOTE 15 - SUBSEQUENT EVENT

In April 2019, under the Stock Repurchase Plan the Company repurchased 111,362 shares of common stock at an average cost of $19.97 per share for a total of $2.2 million. The actual amount and timing of future shares repurchases, if any, will depend on market conditions, applicable SEC rules and various other factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2019 (unaudited) and December 31, 2018

Total assets increased $2.0 million, or 0.6%, to $326.0 million at March 31, 2019 from $324.0 million at December 31, 2018. The increase was primarily the result of an increase in cash and cash equivalents and investment securities, offset partly by a decrease in net loans.

Cash and cash equivalents increased $3.0 million, or 19.5%, to $18.2 million at March 31, 2019 from $15.2 million at December 31, 2018. This increase was due primarily to an increase of $10.8 million in deposits, and calls and maturities of available-for-sale securities of $1.1 million during the three months ended March 31, 2019, partly offset by purchases of available-for-sale securities of $1.3 million, and repayment of $6.0 million on FHLB advances during the three months ended March 31, 2019.

Investment Securities increased $648,000, or 2.5%, to $26.5 million at March 31, 2019 from $25.8 million at December 31, 2018. The increase was due primarily to purchases of available-for-sale debt securities of $1.3 million, offset by changes in fair value, as well as, sales, maturities, and calls of these debt securities of $1.1 million.

Federal Home Loan Bank (FHLB) stock decreased $509,000, or 22.3%, to $1.8 million at March 31, 2019 from $2.3 million at December 31, 2018. The decrease in FHLB stock was the result of a decrease in FHLB borrowings to $28.0 million at March 31, 2019, from $34.0 million at December 31, 2018.

Net loans decreased $941,000, or 0.4%, to $267.3 million at March 31, 2019 from $268.2 million at December 31, 2018. The decrease in net loans was due primarily to a decrease of $2.8 million, or 1.5%, in one- to four- family real estate loans, and a decrease of $896,000, or 8.6%, in construction loans, offset by an increase of $2.6 million, or 4.4%, in commercial real estate loans, and an increase of $210,000, or 1.5%, in home equity lines of credit.

Premises and equipment decreased $31,000, or 1.17%, to $2.6 million at March 31, 2019 from $2.6 million at December 31, 2018. The decrease was the result of normal depreciation during the three months ended March 31, 2019.

The Bank’s investment in bank-owned life insurance increased $40,000, or 0.6%, to $6.3 million at March 31, 2019 from $6.3 million at December 31, 2018. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Total deposits increased $10.8 million, or 4.4%, to $254.8 million at March 31, 2019 from $244.0 million at December 31, 2018. The increase in deposits was due primarily to an increase of $8.2 million, or 6.2%, in time deposit accounts and an increase of $3.8 million, or 8.8%, in money market accounts, partially offset by a decrease of $1.2 million, or 6.1%, in NOW accounts.

Borrowings, all of which were FHLB advances, decreased $6.0 million, or 17.6%, to $28.0 million at March 31, 2019 from $34.0 million at December 31, 2018. At March 31, 2019, the Bank had the ability to borrow an additional $82.6 million from the Federal Home Loan Bank of Boston, subject to certain collateral requirements. The proceeds from the borrowings are used to fund new loan originations. Additionally at March 31, 2019, we had the ability to borrow up to $5.0 million on a Federal Funds line of credit with the Co-operative Central Bank.

Total stockholders’ equity decreased $2.7 million, or 5.9%, to $42.5 million at March 31, 2019 from $45.2 million at December 31, 2018. The decrease was primarily due to the repurchase of 132,891 shares of common stock at an average price of $18.85, totaling $2.5 million, and a dividend payment of $0.34 per share, totaling $875,000, offset in part by net income of $323,000, and a decrease in accumulated other comprehensive loss of $341,000, or 87.9%, to an accumulated loss of $47,000 at March 31, 2019 from accumulated loss of $388,000 at December 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018 (unaudited)

General. Net income decreased $160,000, or 33.1%, to $323,000 for the three months ended March 31, 2019 from $483,000 for the three months ended March 31, 2018. Net income decreased primarily due to a decrease in gains on sales of available-for-sale securities and an increase in interest and non-interest expense, offset in part by an increase in interest and dividend income and gains on equity securities, and a decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $405,000, or 16.2%, to $2.9 million for the three months ended March 31, 2019 from $2.5 million for the three months ended March 31, 2018 primarily due to an increase in interest and fees on loans of $325,000, or 14.0%, to $2.6 million for the three months ended March 31, 2019 from $2.3 million for the three months ended March 31, 2018. The increase in interest and fees on loans was the result of an increase of $15.1 million, or 6.0%, in the average balance on loans to $266.0 million for the three months ended March 31, 2019, from $250.9 million for the three months ended March 31, 2018. In addition, the yield on these loans increased 28 basis points to 3.97% for the three months ended March 31, 2019 from 3.69% for the three months ended March 31, 2018. The increase in yield on loans for the three months ended March 31, 2019 is primarily due to rising interest rates, as well as the Bank increasing the mix of commercial real estate loans to residential one-to four-family loans, with the commercial loans generally having higher yields.

Interest and dividends on securities increased $33,000, or 27.0%, to $171,000 for the three months ended March 31, 2019 from $138,000 for the three months ended March 31, 2018 resulting primarily from a 49 basis point increase in the yield on these securities. The increase in yield was the result of $1.3 million of available-for-sale securities purchased and $1.1 million of available-for-sale securities maturing during the three months ended March 31, 2019.

Other interest income increased $47,000, or 88.7%, to $100,000 for the three months ended March 31, 2019 from $53,000 for the three months ended March 31, 2018, primarily due to higher average interest rates on balances held at correspondent banks, in addition to an increase of $1.6 million, or 8.5%, in the average balance of other interest-earning assets quarter to quarter.

Interest Expense. Interest expense increased $472,000, or 73.2%, to $1.1 million for the three months ended March 31, 2019 from $645,000 for the three months ended March 31, 2018. The increase was primarily due to an increase of $19.3 million, or 9.1%, in the average balance of interest-bearing deposits, in addition to a 68 basis point increase in yield on these accounts. This increase in yield on deposit accounts is primarily due to the Bank increasing interest rates on deposit accounts to remain competitive in the market. There was an increase in interest expense on FHLB borrowings of $33,000, or 24.6%, to $167,000 for the three months ended March 31, 2019 from $134,000 for the three months ended March 31, 2018. This increase was primarily due to an increase of 49 basis points in the yield on these borrowings, partially offset by a decrease of $1.5 million, or 4.6%, in average balance on FHLB borrowings for the three months ended March 31, 2019.

Net Interest and Dividend Income. Net interest and dividend income decreased $67,000, or 3.6%, to $1.8 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018 primarily due to an increase in average balance on deposits of $19.3 million, in addition to a 68 basis point increase in yield on those deposits. The increase was partly offset by an increase in average balance on loans of $15.1 million, in addition to a 28 basis point increase in yield on average loans, and a decrease in average balance on FHLB borrowings of $1.5 million.

Provision for Loan Losses. We recorded a provision for loan losses of $31,000 for the three months ended March 31, 2019, a decrease of $10,000 from the provision of $41,000 for the three months ended March 31, 2018. The decrease in the provision was primarily the result of a decrease in net loan activity of $1.3 million, quarter to quarter.

There were no charge-offs for the quarters ended March 31, 2019 and 2018. The allowance for loan losses was $1,354,000, or 0.5%, of total loans, at March 31, 2019, an increase of $179,000, or 15.2%, compared to $1,175,000, or 0.47%, of total loans, at March 31, 2018. There was $182,000 in nonperforming loans at March 31, 2019 and $205,000 in nonperforming loans as of March 31, 2018.

Noninterest Income. Noninterest income increased $18,000, or 10.8%, to $184,000 for the three months ended March 31, 2019 from $166,000, for the three months ended March 31, 2018, primarily due to gains on equity securities of $128,000 recognized in net income as a result of FASB ASU 2016-01 adopted January 1, 2019. The increase was partly offset by a decrease of $106,000 in gains on sales and calls of available-for-sale securities when comparing the three months ended March 31, 2019 and 2018.

Noninterest Expense. Noninterest expense increased $188,000, or 14.2%, to $1.5 million for the three months ended March 31, 2019 from $1.3 million for the three months ended March 31, 2018. Noninterest expense increased primarily due to an increase in salaries and employee benefits, equipment expense, data processing expense, advertising expenses, audits and examinations, and professional services, partially offset by a decrease in printing and supplies.

Salaries and employee benefits expense increased $125,000, or 15.1%, to $953,000 for the three months ended March 31, 2019 from $828,000 for the three months ended March 31, 2018, primarily due to new hires, position changes, and normal salary increases. Equipment expenses increased $6,000, or 40.0%, to $21,000 for the three months ended March 31, 2019 from $15,000 for the three months ended March 31, 2018, a result of an increase in depreciation expense on furniture and equipment due to an increase in furniture and equipment of $87,000, quarter to quarter. Data processing expense increased $5,000, or 4.7%, to $111,000 for the three months ended March 31, 2019, from $106,000 for the three months ended March 31, 2018. Audits and examination expense increased $3,000, or 5.3%, to $60,000 for the three months ended March 31, 2019, from $57,000 for the three months March 31, 2018. Other professional services expense increased $10,000, or 12.5%, to $90,000 for the three months ended March 31, 2019, from $80,000 for the three months ended March 31, 2018. Other expense increased $39,000, or 54.2%, to $111,000 for the three months ended March 31, 2019, from $72,000 for the three months ended March 31, 2018. The increase was partly due to an increase of $10,000 in software depreciation, an increase of $6,000 in meeting and conventions expense, an increase of $4,000 in education expense, an increase of $5,000 in losses on deposits accounts, an increase of $2,000 in the off balance-sheet reserve, and an increase of $2,000 in dues and membership expense. These increases were partially offset by a decrease in printing and supplies expense of $5,000, or 31.3%, to $11,000 for the three months ended March 31, 2019, from $16,000 for the three months ended March 31, 2018.

Income Tax Expense. The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the effect of changes in valuation allowances maintained against deferred tax benefits. Income tax expense for the three months ended March 31, 2019 was $113,000 compared to $180,000 for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was 25.9% and 27.2%, respectively.

Average Balances and Yields.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2019 and 2018 (unaudited).  All average balances are daily average balances based upon amortized cost.  Non-accrual loans were included in the computation of average balances.  The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Yields/rates for the three months ended March 31, 2019 and 2018 are annualized.

	Three Months Ended March 31,			Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
(Dollars in Thousands)
Interest-earning assets:
Loans	$266,011	$2,639	3.97%	$250,895	$2,314	3.69%
Investments
Available-for-sale securities, at fair value	23,996	150	2.50%	26,541	138	2.08%
Equity securities, at fair value	2,638	21	3.18%	-	-	0.00%
Total Investments	26,634	171	2.57%	26,541	138	2.08%
Other interest-earning assets (1)	19,819	100	2.02%	18,259	53	1.16%
Total interest-earning assets	312,464	2,910	3.73%	295,695	2,505	3.39%

Non-interest earning assets	11,634			9,877
Total assets	$324,098			$305,572

Interest-bearing liabilities:
Deposits:
Savings accounts	$32,307	$17	0.21%	$33,504	$17	0.20%
Certificates of deposit	135,733	760	2.24%	121,184	438	1.45%
Money market accounts	44,875	148	1.32%	38,080	35	0.37%
NOW accounts	17,710	25	0.56%	18,534	21	0.45%
Total interest-bearing deposits	230,625	950	1.65%	211,302	511	0.97%
Borrowings	31,956	167	2.09%	33,494	134	1.60%
Total interest-bearing liabilities	262,581	1,117	1.70%	244,796	645	1.05%
Demand deposit accounts	17,155			15,698
Other noninterest-bearing liabilities	99			267
Total liabilities	279,835			260,761
Stockholders’ equity	44,263			44,811
Total liabilities and stockholders’ equity	$324,098			$305,572

Net interest income		$1,793			$1,860
Net interest rate spread (2)			2.03%			2.33%
Net interest-earning assets (3)	$49,883			$50,899
Net interest margin (4)			2.30%			2.52%

Average of interest-earning assets to interest-bearing liabilities	119.00%			120.79%

(1)	No tax equivalent adjustment was applied to tax exempt income for the three months ended March 31, 2019 and 2018 as the amount is not significant.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	Three months ended March 31, 2019 compared to the three months ended March 31, 2018
	Increase (Decrease) Due to		Total
	Volume	Rate	Increase

Interest-earning assets:
Loans (1)	$144	$181	$325
Investment securities (2)	6	27	33
Other interest-earning assets (3)	5	42	47
Total interest-earning assets	155	250	405

Interest-bearing liabilities
Deposits:
Savings accounts	-	-	-
Certificates of deposit	58	264	322
Money market accounts	7	106	113
NOW accounts	(1)	5	4
Total interest-bearing deposits	64	375	439
Borrowings	(6)	39	33
Total interest-bearing liabilities	58	414	472

Change in net interest income	$97	$(164)	$(67)

(1)	Includes non-accrual loans and interest received on such loans.
(2)	Includes short-term investments.
(3)	Includes Federal Home Loan Bank of Boston stock and deposits with Cooperative Central Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies such as Melrose Bancorp, Inc.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities. Not applicable.

(b)	Use of Proceeds. Not applicable

(c)	During the three months ended March 31, 2019, the Company repurchased 132,891 shares of common stock at an average cost of $18.85 per share.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	-	-	-	362,939
February 1, 2019 through February 28, 2019	132,891	18.85	132,891	230,048
March 1, 2019 through March 31, 2019	-	-	-	230,048

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELROSE BANCORP, INC.

Date: May 10, 2019	/s/ Jeffrey D. Jones
Jeffrey D. Jones
President and Chief Executive Officer

Date: May 10, 2019	/s/ Diane Indorato
Diane Indorato
Senior Vice President and Chief Financial Officer